Form 10-Q
period 1994-02-28
AMERICAN SOUTHWEST FINANCE CO INC
filed 1994-04-14
CIK 725349

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 1994

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  2-88333

               AMERICAN SOUTHWEST FINANCE CO., INC.
(Exact name of registrant  as specified in its charter)


            Arizona                                86-0461972
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)


2390 East  Camelback Road,  Suite 225, Phoenix,  AZ          85016
 (Address of principal executive offices)                 (Zip Code)

                          (602) 381-8960
       (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of April 11, 1994:

             Class A - 18,000        Class B - 35,000

                     AMERICAN SOUTHWEST FINANCE CO., INC.

                                     INDEX


                                                                      Page No.

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

        Balance Sheets - February 28, 1994
          (Unaudited) and August 31, 1993                                  3


        Statements of Income - For the three months
          and the six months ended February 28, 1994
          and 1993 (Unaudited)                                             4


        Statements of Cash Flows - For the six
          months ended February 28, 1994 and 1993
          (Unaudited)                                                      5


        Notes to Financial Statements (Unaudited)                          7


      Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          11



PART II.    OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K                        14

                                                PART I.
                                         FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                 AMERICAN SOUTHWEST FINANCE CO., INC.
                                            BALANCE SHEETS

                                                ASSETS

                                                            February 28          August 31
                                                                   1994               1993
                                                      -----------------  -----------------
                                                            (Unaudited)

 Cash and Cash Equivalents                            $         395,345  $         722,092
 Receivables Pursuant to Funding
   Agreements - Notes 3 and 4
     Principal - (Net of issue discount of
       $119,688 at August 31, 1993)                                              8,860,887
     Interest                                                                       92,612
 Receivables from Affiliate - Note 5
   Principal                                                  1,600,000            979,704
   Interest                                                      10,521              6,531
 Other Receivables                                                  294             55,420
                                                      -----------------  -----------------
         Total Assets                                 $       2,006,160  $      10,717,246
                                                      =================  =================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Bonds Payable - Notes 3 and 4
     Principal - (Net of issue discount of
       $119,688 at August 31, 1993)                   $                  $       8,860,887
     Interest                                                                       92,612
   Accounts Payable, primarily income taxes                     104,623                499
                                                      -----------------  -----------------
        Total Liabilities                                       104,623          8,953,998
                                                      -----------------  -----------------
 Shareholders' Equity
   Class A Common Stock, $.10 par value;
     100,000 shares authorized; 25,000 shares
     issued and 18,000 shares outstanding at
     February 28, 1994 (19,000 shares at
     August 31, 1993)                                             2,500              2,500
   Class B Common Stock, $.10 par value;
     50,000 shares authorized; 36,000 shares
     issued and outstanding                                       3,600              3,600
   Capital in excess of par value                               100,200            100,200
   Retained earnings                                          1,846,144          1,670,666
                                                      -----------------  -----------------
                                                              1,952,444          1,776,966
   Less:  Treasury Stock - at cost,
     Class A Common Stock, 7,000 shares
       at February 28, 1994 and 6,000
       shares at August 31, 1993                                 50,907             13,718
                                                      -----------------  -----------------
       Total Shareholders' Equity                             1,901,537          1,763,248
                                                      -----------------  -----------------
       Total Liabilities and
         Shareholders' Equity                         $       2,006,160  $      10,717,246
                                                      =================  =================

The accompanying  notes are an  integral part of  these financial statements.

                                 AMERICAN SOUTHWEST FINANCE CO., INC.
                                         STATEMENTS OF INCOME
                                              (Unaudited)

                                    For the        For the         For the        For the
                               three months   three months      six months     six months
                                      ended          ended           ended          ended
                                February 28    February 28     February 28    February 28
                                       1994           1993            1994           1993
                              -------------   ------------   -------------   ------------
 REVENUES

   Interest
     Pursuant to Funding
       Agreements             $     294,519   $  1,303,109   $     582,749   $  3,512,426
     Other                           22,351         15,867          48,110         23,513
   Administrative Fees                  420          1,497             971          3,482
   Redemption Income -
     Note 4                         261,462        621,508         261,462      1,408,398
                              -------------   ------------   -------------   ------------
                                    578,752      1,941,981         893,292      4,947,819
                              -------------   ------------   -------------   ------------

 COSTS AND EXPENSES

   Interest on Bonds                294,519      1,303,109         582,749      3,512,426
   Other Expenses                     5,218          5,182          21,065         18,996
                              -------------   ------------   -------------   ------------
                                    299,737      1,308,291         603,814      3,531,422
                              -------------   ------------   -------------   ------------
 INCOME BEFORE TAXES                279,015        633,690         289,478      1,416,397

 Provision for Income
   Taxes                            112,000        250,000         114,000        564,000
                              -------------   ------------   -------------   ------------
 NET INCOME                   $     167,015   $    383,690   $     175,478   $    852,397
                              =============   ============   =============   ============
 EARNINGS PER SHARE OF
   CLASS A COMMON STOCK -
     Note 6                   $        9.11   $      18.18   $        9.40   $      39.34
                              =============   ============   =============   ============
 Weighted average
   number of Class A
   shares outstanding                18,333         21,099          18,669         21,669
                              =============   ============   =============   ============

The accompanying  notes are an  integral part of  these financial statements.

                                 AMERICAN SOUTHWEST FINANCE CO., INC.
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                          For the            For the
                                                       six months         six months
                                                            ended              ended
                                                      February 28        February 28
                                                             1994               1993
                                                 ----------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                      $        175,478   $        852,397
                                                 ----------------   ----------------

 Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:

   Amortization of discount on Receivables
     Pursuant to Funding Agreements                      (119,688)           (23,158)

   Amortization of discount on Bonds Payable              119,688             23,158

   Decrease in Interest Receivable
     Pursuant to Funding Agreements                        92,612            598,438

   Increase in Receivables from Affiliate                (624,286)

   Decrease in Other Receivables                           55,126             36,979

   Decrease in Interest Payable                           (92,612)          (598,438)

   Increase in Accounts Payable                           104,124            952,428
                                                 ----------------   ----------------
    Total Adjustments                                    (465,036)           989,407
                                                 ----------------   ----------------
 Net cash (used in) provided by
   operating activities                                  (289,558)         1,841,804
                                                 ----------------   ----------------

The accompanying  notes are an  integral part of  these financial statements.

                                 AMERICAN SOUTHWEST FINANCE CO., INC.
                                  STATEMENTS OF CASH FLOWS  (CONT'D)
                                              (Unaudited)

                                                          For the            For the
                                                       six months         six months
                                                            ended              ended
                                                      February 28        February 28
                                                             1994               1993
                                                 ----------------   ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES

   Collection of Receivables Pursuant to
     Funding Agreements                                 8,980,574         83,939,495
                                                 ----------------   ----------------
     Net cash provided by investing
       activities                                       8,980,574         83,939,495
                                                 ----------------   ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Reduction of Bonds Payable                (8,980,574)       (83,939,495)
   Acquisition of Class A Treasury Stock                  (37,189)              (929)
   Acquisition and Retirement of Class B
     Treasury Stock                                                             (100)
                                                 ----------------   ----------------
     Net cash used in financing activities             (9,017,763)       (83,940,524)
                                                 ----------------   ----------------
     Net (decrease) increase in Cash and
       Cash Equivalents                                  (326,747)         1,840,775
     Cash and Cash Equivalents at
       beginning of period                                722,092            542,568
                                                 ----------------   ----------------
     Cash and Cash Equivalents at end of
       period                                    $        395,345   $      2,383,343
                                                 ================   ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid for income taxes                    $          5,503   $          2,500
                                                 ================   ================
   Cash paid for interest                        $        555,673   $      4,110,864
                                                 ================   ================

Disclosure of accounting policy:
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

The accompanying  notes are an  integral part of  these financial statements.

                     AMERICAN SOUTHWEST FINANCE CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended August 31, 1993. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended February 28, 1994 are not necessarily indicative of the results that may be expected for the year ending August 31, 1994.

NOTE 2 -    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
      American Southwest Finance Co., Inc. (the "Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). Each Series of Bonds that has been issued is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company nor the participating finance companies ("Finance Companies") have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds.

NOTE 3 -    FUNDING AGREEMENTS

      The Company and each Finance Company participating in a Series of Bonds enter into a funding agreement with respect to each Series of Bonds (collectively the "Funding Agreements") pursuant to which the Company lends a portion of the proceeds from the sale of the Bonds of such Series. Each Finance Company agrees to repay its loan from the Company by causing payments on its Mortgage Collateral to be made to the trustee (the "Trustee") for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan made from the Company as it becomes due, and each Finance Company pledges to the Company Collateral as security for its loan. The Company assigns to the Trustee its entire right, title and interest in the Collateral and all proceeds are pledged under the Funding Agreements as security for such Series of Bonds.
      Funds generated by principal and interest payments on the Funding Agreements securing a Series of Bonds are held by the Trustee until the payment dates for the Bonds. Amounts not required to make principal and interest payments on the Bonds of a Series are used to pay current fees and expenses, held in reserve funds for future fees and expenses (see Note 6), held in special reserve funds securing the Bonds or paid to the Finance Companies pursuant to the Funding Agreements.

NOTE 4 -    BONDS PAYABLE

      The indenture supplements relating to each Series of Bonds issued by the Company have provisions which give the Company the option of redeeming such Bonds in whole or in part when specific criteria are met. At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company simultaneously applies the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, recorded as Redemption Income, are assessed in
accordance  with  specific  policies  established  by  the  Company.    As  of
February 28,  1994,  all Series  of  Bonds  issued by  the  Company  have been redeemed. Series 1984-1 was redeemed February 1, 1994, resulting in Redemption Income of $261,462.

NOTE 5 -    RELATED PARTY TRANSACTIONS

      At February 28, 1994, Receivables from Affiliate consisted of a loan to American Southwest Affiliated Companies ("ASAC"). The loan earns interest at the prime rate of interest as published in the Wall Street Journal. At August 31, 1993, Receivables from Affiliate consisted primarily of loans to American Southwest Financial Corporation ("ASFC"), who utilized the funds to effect optional class redemptions on certain of its Bonds.

NOTE 6 -    EARNINGS PER SHARE

      Earnings per share calculations are based on the weighted average number of Class A common shares outstanding, since voting and dividend rights are limited to Class A shareholders. Class B shareholders' rights are limited to a return of capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to Class A shareholders as dividends prior to such dissolution.

NOTE 7 -    ESCROWED RESERVE FUNDS

      While there were Series of Bonds outstanding, the Company maintained and invested, on behalf of participating Finance Companies, certain funds ("Escrowed Reserve Funds") held primarily for future Bond administration expenses. After the final Series of Bonds was redeemed February 1, 1994 all excess Escrowed Reserve Funds were returned to the Finance Companies. The Escrowed Reserve Funds are not included in the Company's assets or liabilities on the accompanying balance sheets as of February 28, 1994 and August 31, 1993.

NOTE 8 -    SUBSEQUENT EVENTS

      On March 30, 1994 the Company acquired 1,000 shares of its Class B common stock and placed the shares in Treasury.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company was organized for the purpose of issuing various Series of Bonds to facilitate the financing of long-term residential mortgage loans secured by single-family residences. On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to participating Finance Companies pursuant to Funding Agreements. The Company last issued a Series of Bonds in July 1987. Issuance fees ("Bond Issuance Fees") charged for each Series of Bonds issued by the Company are used to pay Bond offering expenses.

Results of Operations
            The Company's net income for the three-month and six-month periods ended February 28, 1994 was significantly lower when compared to the same periods in 1993. This decrease is primarily due to lower Redemption Income in the current periods.
      The Company's principal source of revenue was Interest Pursuant to Funding Agreements which was completely offset by Interest Expense on Bonds. See Notes 2 and 3 of the accompanying Financial Statements. Interest Income and related Interest Expense have declined significantly due to (i) regular payments and prepayments on the Mortgage Collateral securing the various Series of Bonds, and (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions. The Company will no longer receive Interest Income pursuant to Funding Agreements, nor incur the related Interest Expense subsequent to the current period due to the February 1, 1994 redemption of the Company's final outstanding Series of Bonds. Future operations, if any, will depend upon the Company's ability to issue new

Series of Bonds or engage in other business activities deemed appropriate by the Company's Board of Directors.
      Other Interest Income consists primarily of interest earned on the Company's Cash, Cash Equivalents and Receivables from Affiliate. The Company's increase in Other Interest Income for the three-month and six-month periods ended February 28, 1994 as compared to the same periods in 1993 is due to greater amounts of cash generated from net income and available for investment.
      While there were outstanding Series of Bonds, the Company derived Administrative Fees by charging Finance Companies for administration of current Bond administration funds. Fees varied depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of each full redemption of a Series of Bonds, excess current Bond administration funds were returned to the participating Finance Companies. Consequently, because of such redemptions, there is a reduction of Administrative Fees for the three-month and six-month periods ended February 28, 1994 as compared to the same periods in 1993 and the Company will no longer receive Administration Fees unless new Series of Bonds are issued. Current Bond administration funds were included in the Escrowed Reserve Funds administered and invested by the Company on behalf of the Finance Companies. See Note 6 of the accompanying financial statements.

Liquidity and Capital Resources
      During the six-month period ended February 28, 1994, the Company collected the loan to ASFC of $979,704 with interest. In January, 1994 the Company loaned American Southwest Affiliated Companies ("ASAC") $1,600,000. This loan earns interest at the prime rate of interest as published in the Wall Street Journal. The increase in Receivables from Affiliate was the primary use of capital during the 1994 periods presented.
      The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.

Impact of Inflation and Changing Prices
      The primary revenue producing activities of the Company, Bond issuances and redemptions, are impacted by interest rates which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.
      Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company than the effects of general levels of inflation since changes in prevailing interest rates will affect the availability, cost, and expected maturity of Collateral. This in turn will affect the Company's ability to issue new Series of Bonds and earn Bond Issuance Fees. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation while interest rates generally are not affected to the same degree.

                     AMERICAN SOUTHWEST FINANCE CO., INC.

                                    PART II

                               OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits:  None.


      (b)   Reports on Form 8-K:  None.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     AMERICAN SOUTHWEST FINANCE CO., INC.




Date: April 13, 1994          /s/  G. Thomas Eggebrecht
                              G. Thomas Eggebrecht
                              President and Chief Executive Officer




Date: April 13, 1994          /s/  Richard H. Hackett
                              Richard H. Hackett
                              Executive Vice President, Treasurer and
                              Chief Financial and Accounting Officer




Date: April 13, 1994          /s/  Michael H. Feinstein
                              Michael H. Feinstein
                              Executive Vice President and Chief Operating
                              Officer