Form 10-Q
period 1994-05-31
AMERICAN SOUTHWEST FINANCE CO INC
filed 1994-07-15
CIK 725349

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1994
                               ----------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission file number  2-88333
                        -----------------------------------------------------

                    AMERICAN SOUTHWEST FINANCE CO., INC.
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Arizona                                     86-0461972
- - -------------------------------               -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification  Number)

2390 East Camelback Road, Suite 225, Phoenix, AZ           85016
- - -----------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                               (602) 381-8960
- - -----------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of July 11, 1994:

                    Class A - 18,000        Class B - 35,000

                      AMERICAN SOUTHWEST FINANCE CO., INC.




                                     INDEX




                                                                                                             Page No.
                                                                                                             --------
PART I.               FINANCIAL INFORMATION

                      Item 1.       Financial Statements

                                    Balance Sheets - May 31, 1994
                                      (Unaudited) and August 31, 1993                                          3


                                    Statements of Income - For the three months
                                      and the nine months ended May 31, 1994
                                      and 1993 (Unaudited)                                                     4


                                    Statements of Cash Flows - For the nine
                                      months ended May 31, 1994 and 1993
                                      (Unaudited)                                                              5


                                    Notes to Financial Statements (Unaudited)                                  7


                      Item 2.       Management's Discussion and Analysis of
                                      Financial Condition and Results of
                                      Operations                                                              11



PART II.              OTHER INFORMATION

                      Item 4.       Submission of Matters to a Vote of Security Holders                       14

                      Item 6.       Exhibits and Reports on Form 8-K                                          14

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                      AMERICAN SOUTHWEST FINANCE CO., INC.
                                 BALANCE SHEETS

                                    ASSETS                                               May 31              August 31
                                                                                           1994                   1993
                                                                            -------------------   --------------------
                                                                                    (Unaudited)
 Cash and Cash Equivalents                                                  $         1,179,888   $            722,092
 Receivables Pursuant to Funding
   Agreements - Notes 3 and 4
     Principal - (Net of issue discount of
       $119,688 at August 31, 1993)                                                                          8,860,887
     Interest                                                                                                   92,612
 Receivables from Affiliates - Note 5
   Principal                                                                            723,000                979,704
   Interest                                                                                 748                  6,531
 Other Receivables, primarily refundable income                                           8,835                 55,420
  taxes                                                                     -------------------   --------------------

     Total Assets                                                           $         1,912,471   $         10,717,246
                                                                            ===================   ====================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Bonds Payable - Notes 3 and 4
     Principal - (Net of issue discount of
       $119,688 at August 31, 1993)                                         $                     $          8,860,887
     Interest                                                                                                   92,612
   Accounts Payable                                                                                                499
                                                                            -------------------   --------------------
       Total Liabilities                                                                                     8,953,998
                                                                            -------------------   --------------------

 Shareholders' Equity
   Class A Common Stock, $.10 par value; 100,000
     shares authorized; 25,000 shares issued and
     18,000 shares outstanding at May 31, 1994
     (19,000 shares at August 31, 1993)                                                   2,500                  2,500
   Class B Common Stock, $.10 par value; 50,000
     shares authorized; 36,000 shares issued and
     35,000 shares outstanding at May 31, 1994
     (36,000 shares at August 31, 1993)                                                   3,600                  3,600
   Capital in excess of par value                                                       100,200                100,200
   Retained earnings                                                                  1,857,178              1,670,666
                                                                            -------------------   --------------------
                                                                                      1,963,478              1,776,966
   Less:  Treasury Stock - at cost,
     Class A Common Stock, 7,000 shares at May 31,
     1994 and 6,000 shares at August 31, 1993;
     Class B Common Stock 1,000 shares at May 31, 1994                                   51,007                 13,718
                                                                            -------------------   --------------------
       Total Shareholders' Equity                                                     1,912,471              1,763,248
                                                                            -------------------   --------------------
       Total Liabilities and
         Shareholders' Equity                                              $          1,912,471   $         10,717,246
                                                                           ====================   ====================

    The accompanying notes are an integral part of these financial statements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                  For the              For the              For the               For the
                                             three months         three months          nine months           nine months
                                                    ended                ended               ended                  ended
                                                   May 31               May 31               May 31                May 31
                                                     1994                 1993                 1994                  1993
                                       ------------------   ------------------    -----------------    ------------------
 REVENUES

  Interest
    Pursuant to Funding
      Agreements                       $                    $          730,537    $         582,749    $        4,242,963
    Other                                          20,902               14,267               69,012                37,780
  Administrative Fees                                  15                1,290                  986                 4,772
  Redemption Income -
    Note 4                                                             115,225              261,462             1,523,623
                                       ------------------   ------------------    -----------------    ------------------
                                                   20,917              861,319              914,209             5,809,138
                                       ------------------   ------------------    -----------------    ------------------


 COSTS AND EXPENSES

  Interest on Bonds                                                    730,537              582,749             4,242,963
  Other Expenses                                    1,883                7,184               22,948                26,180
                                       ------------------   ------------------    -----------------    ------------------
                                                    1,883              737,721              605,697             4,269,143
                                       ------------------   ------------------    -----------------    ------------------

 INCOME BEFORE TAXES                               19,034              123,598              308,512             1,539,995

 Provision for Income Taxes                         8,000               51,000              122,000               615,000
                                       ------------------   ------------------    -----------------    ------------------

 NET INCOME                            $           11,034   $           72,598    $         186,512    $          924,995
                                       ==================   ==================    =================    ==================

 EARNINGS PER SHARE OF
   CLASS A COMMON STOCK -              $              .61   $             3.59    $           10.11    $            43.67
   Note 6                              ==================   ==================    =================    ==================

 Weighted average
   number of Class A                               18,000               20,217               18,443                21,179
   shares outstanding                  ==================   ==================    =================    ==================





   The accompanying notes are an integral part of these financial statements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                For the                   For the
                                                                            nine months               nine months
                                                                                  ended                     ended
                                                                                 May 31                    May 31
                                                                                   1994                      1993
                                                                  ---------------------    ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                                       $             186,512    $              924,995
                                                                  ---------------------    ----------------------


 Adjustments to reconcile net income
    to net cash provided by operating activities:

    Amortization of discount on Receivables
      Pursuant to Funding Agreements                                           (119,688)                  (34,069)

    Amortization of discount on Bonds Payable                                   119,688                    34,069

    Decrease in Interest Receivable
      Pursuant to Funding Agreements                                             92,612                   297,247

    Decrease in Receivables from Affiliate                                      262,487

    Decrease in Other Receivables                                                46,585                    32,568

    Decrease in Interest Payable                                                (92,612)                 (297,247)

    (Decrease) Increase in Accounts Payable                                        (499)                  571,908
                                                                  ---------------------    ----------------------

      Total Adjustments                                                         308,573                   604,476
                                                                  ---------------------    ----------------------

 Net cash provided by
    operating activities                                                        495,085                 1,529,471
                                                                  ---------------------    ----------------------





The accompanying notes are an integral part of these financial statements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                       STATEMENTS OF CASH FLOWS  (CONT'D)
                                  (Unaudited)


                                                                                For the                   For the
                                                                            nine months               nine months
                                                                                  ended                     ended
                                                                                 May 31                    May 31
                                                                                   1994                      1993
                                                                  ---------------------    ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES

    Collection of receivables pursuant to
      Funding Agreements                                                      8,980,574                88,743,495
    Purchase of investments, net                                                                       (1,000,000)
                                                                  ---------------------    ----------------------

      Net cash provided by investing
         activities                                                           8,980,574                87,743,495
                                                                  ---------------------    ----------------------

 CASH FLOWS FROM FINANCING ACTIVITIES

    Principal Reduction of Bonds Payable                                     (8,980,574)              (88,743,495)
    Acquisition of Class A Treasury Stock                                       (37,189)                   (9,540)
    Acquisition of Class B Treasury Stock                                          (100)                     (100)
                                                                  ---------------------    ----------------------

      Net cash used in financing activities                                  (9,017,863)              (88,753,135)
                                                                  ---------------------    ----------------------

      Net increase in Cash and
         Cash Equivalents                                                       457,796                   519,831
      Cash and Cash Equivalents at
         beginning of period                                                    722,092                   542,568
                                                                  ---------------------    ----------------------

      Cash and Cash Equivalents at end of
         period                                                   $           1,179,888    $            1,062,399
                                                                  =====================    ======================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

    Cash paid for income taxes                                    $             126,403    $               19,000
                                                                  =====================    ======================

    Cash paid for interest                                        $             555,673    $            4,506,141
                                                                  =====================    ======================



Disclosure of accounting policy:
- - -------------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.





The accompanying notes are an integral part of these financial statements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

                    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended August 31, 1993. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended May 31, 1994 are not necessarily indicative of the results that may be expected for the year ending August 31, 1994.

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
- - ------------
                    American Southwest Finance Co., Inc. (the "Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). Each Series of Bonds that has been issued is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company nor the

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES  (cont'd)

participating finance companies ("Finance Companies") have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds.

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

                    Funds generated by principal and interest payments on the Funding Agreements securing a Series of Bonds are held by the Trustee until the payment dates for the Bonds. Amounts not required to make principal and interest payments on the Bonds of a Series are used to pay current fees and expenses, held in reserve funds for future fees and expenses (see Note 7), held in special reserve funds securing the Bonds or paid to the Finance Companies pursuant to the Funding Agreements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)


NOTE 4 - BONDS PAYABLE

                    The indenture supplements relating to each Series of Bonds issued by the Company have provisions which give the Company the option of redeeming such Bonds in whole or in part when specific criteria are met. At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company simultaneously applies the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, recorded as Redemption Income, are assessed in accordance with specific policies established by the Company. As of May 31, 1994, all Series of Bonds issued by the Company have been redeemed.

NOTE 5 - RELATED PARTY TRANSACTIONS

                    At May 31, 1994, Receivables from Affiliates consisted of loans and accrued interest to American Southwest Affiliated Companies ("ASAC") and American Southwest Financial Corporation ("ASFC"). The loans earn at the prime rate of interest as published in the Wall Street Journal. At August 31, 1993, Receivables from Affiliates included primarily loans to ASFC, who utilized the funds to effect optional class redemptions of certain of its Bonds.

NOTE 6 - EARNINGS PER SHARE

                    Earnings per share calculations are based on the weighted average number of Class A common shares outstanding, since voting and dividend rights are limited to Class A shareholders. Class B shareholders' rights are limited to a return of

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

NOTE 6 - EARNINGS PER SHARE (cont'd)

capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to Class A shareholders as dividends prior to such dissolution.

NOTE 7 - ESCROWED RESERVE FUNDS

                    While there were Series of Bonds outstanding, the Company maintained and invested, on behalf of participating Finance Companies, certain funds ("Escrowed Reserve Funds") held primarily for future Bond administration expenses. After the final Series of Bonds was redeemed February 1, 1994, all excess Escrowed Reserve Funds were returned to the Finance Companies. The Escrowed Reserve Funds are not included in the Company's assets or liabilities on the accompanying balance sheet as of August 31, 1993.

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations.
        -------------------------

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

Results of Operations
- - ---------------------

                    The Company's net income for the three-month and nine-month periods ended May 31, 1994 was significantly lower when compared to the same periods in 1993. This decrease is primarily due to lower Redemption Income in the current periods.

                    The Company's principal source of revenue for the nine-month period ended May 31, 1994 was Interest Pursuant to Funding Agreements, which is completely offset by Interest Expense on Bonds. See Notes 3 and 4 of the accompanying Financial Statements. Interest Income and related Interest Expense have declined significantly during the nine months ended May 31, 1994 and have been completely eliminated for the quarter ended May 31, 1994 due to (i) regular payments and prepayments on the Mortgage Collateral securing the various Series of Bonds, and (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions. The Company will no longer receive Interest Income pursuant to Funding Agreements or incur related Interest Expense due to the February 1, 1994 redemption of the Company's final outstanding Series of Bonds. Future operations will depend upon

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (cont'd).
        ----------------------------------

the Company's ability to issue new Series of Bonds or engage in other business activities deemed appropriate by the Company's Board of Directors.

                    The Company's principal source of income for the three-month period ended May 31, 1994 was Other Interest Income, which consists of interest earned on the Company's Cash, Cash Equivalents and Receivables from Affiliates. The Company's increase in Other Interest Income for the three-month and nine-month periods ended May 31, 1994 as compared to the same periods in 1993 is due to greater amounts of cash available for investment as a result of redemptions.

                    While there were outstanding Series of Bonds, the Company derived Administrative Fees by charging Finance Companies for administration of current Bond administration funds. Fees varied depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of each full redemption of a Series of Bonds, excess current Bond administration funds were returned to the participating Finance Companies. Consequently, because of such reductions, there is a reduction of Administrative Fees for the three-month and nine-month periods ended May 31, 1994 as compared to the same periods in 1993 which is somewhat offset by increased interest income as mentioned above. The Company will not receive Administrative Fees in future periods unless new Series of Bonds are issued. Current Bond administration funds were included in the Escrowed Reserve Funds administered and invested by the Company on behalf of the Finance Companies. See Note 7 of the accompanying financial statements.

Liquidity and Capital Resources
- - -------------------------------

                    During the nine-month period ended May 31, 1994, the Company collected a loan to ASFC of $979,704 with interest. At May 31, 1994 the Company had

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (cont'd).
         ----------------------------------

receivables of $560,111 and $163,636 due from ASFC and ASAC, respectively. These loans earn interest at the prime rate of interest as published in the Wall Street Journal.
- - -------------------

                    The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.

Impact of Inflation and Changing Prices
- - ---------------------------------------

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

                      AMERICAN SOUTHWEST FINANCE CO., INC.

                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of American Southwest Finance Co., Inc. was held on May 16, 1994. The Class A voting shareholders elected the Board of Directors of American Southwest Finance Co., Inc. for the ensuing year or until their successors are elected and have qualified. The names of the Directors elected at the meeting are as follows:



                  G. Thomas Eggebrecht                Kirby Korth

                  Michael H. Feinstein                Phillip J. Polich

                  Jon A. Grove                        J. Larry Sorsby

                  Alan D. Hamberlin


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  None.
                  --------

         (b)      Reports on Form 8-K:  None.
                  -------------------

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN SOUTHWEST FINANCE CO., INC.




Date:   July 12, 1994                   /s/  G. Thomas Eggebrecht
        ----------------------          ---------------------------------------
                                        G. Thomas Eggebrecht
                                        President and Chief Executive Officer




Date:   July 12, 1994                   /s/  Richard H. Hackett
        ----------------------          ---------------------------------------
                                        Richard H. Hackett
                                        Executive Vice President, Treasurer and
                                        Chief Financial and Accounting Officer




Date:   July 12, 1994                   /s/  Michael H. Feinstein
        ----------------------          ---------------------------------------
                                        Michael H. Feinstein
                                        Executive Vice President and Chief
                                        Operating Officer