Form 10-K
period 1994-08-31
AMERICAN SOUTHWEST FINANCE CO INC
filed 1994-11-29
CIK 725349

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        August 31, 1994

                                OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION   13 OR  15(d)  OF
THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to

Commission file number  2-88333

               AMERICAN SOUTHWEST FINANCE CO., INC.
      (Exact name of registrant as specified in its charter)

          Arizona                            86-0461972
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization           Identification Number)

 2390 East Camelback Road, Suite 225, Phoenix, Arizona      85016
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone  number, including  area  code   (602)381-8960

Securities registered pursuant to Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
          None

   Securities registered pursuant to section 12(g) of the Act:

                              None
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1994: No Active Market


 Number of shares of common stock outstanding as of November 18,
1994:
               Class A - 15,000              Class B - 34,000

               AMERICAN SOUTHWEST FINANCE CO., INC.
                             PART I.
Item 1.   Business.
     American Southwest Finance Co., Inc. (the "Company") was organized for the purpose of issuing mortgage collateralized bonds ("Bonds") in series ("Series") consisting of one or more classes (each a "Class") to facilitate the financing of long-term residential mortgage loans secured by single-family residences and is not permitted to engage in any business or investment activities other than those related to the issuance of Bonds.
     As a result of changes in the mortgage securitization industry including, among other factors, changes in federal and state tax laws during 1986 and 1987, the creation of real estate mortgage investment conduits ("REMICs") in 1987 and the emergence of FNMA and Freddie Mac as the largest domestic issuers of mortgage-collateralized securities, the Company has not issued any mortgage-collateralized Bonds since July 1987. During the last three fiscal years the Company has earned substantially all of its net income from redemptions of its outstanding Bonds and from other interest income. The Company is currently accumulating collateral for future issuance possibilities as well as considering other avenues of business.
     See the Financial Statements included as part of Item 8 of this Report for information with respect to the amounts of revenue, operating profits and identifiable assets at August 31, 1994.
     The Company and American Southwest Financial Services, Inc. ("ASFS"), an affiliate of the Company, are parties to an agreement (the "Mortgage Securities Issuance and Administration Agreement") dated as of January 1, 1988, and amended May 13, 1992, pursuant to which ASFS provides various services in connection with the issuance and administration of securities issued by the Company, and dictates the fees the Company will pay for such services.

     The Mortgage Securities Issuance and Administration Agreement may be terminated by either party upon three month's prior written notice to the other party, except that ASFS may not terminate securities administration services provided as to any Series of Bonds which has closed prior to the date of termination without the consent of the Company.

Item 2.   Properties.
     None.

Item 3.   Legal Proceedings
     None.

Item 4. Submission of Matters to a Vote of Security Holders. The annual meeting of shareholders of the Company was held on May 16, 1994. The Class A voting shareholders elected the Board of Directors of the Company by unanimous vote for the ensuing year or until their successors are elected and have qualified. The names of the Directors elected at the meeting are as follows:

     G. Thomas Eggebrecht         Michael H. Feinstein
     Jon A. Grove                 Alan D. Hamberlin
     Kirby Korth                  Philip J. Polich
     J. Larry Sorsby

               AMERICAN SOUTHWEST FINANCE CO., INC.
                             PART II

Item 5.   Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters.

     There is no trading market for the Company's common stock. At November 18, 1994, there were 15 Class A and 34 Class B shareholders of common stock. The Company has never paid a dividend on its common stock. The Company's Articles of Incorporation provide that only the holders of Class A stock are entitled to receive dividends.

Item 6.   Selected Financial Data.
     The data presented herein is for the Company's last five fiscal years ended August 31.

                      Summary of Operations

                      Year Ended August 31,
            (in thousands, except Earnings per Share)


                    1994      1993      1992      1991      1990


 Revenues       $    941  $  6,806  $ 11,701  $ 14,596  $ 16,635



 Income Before
      Taxes     $    335  $  1,980  $    186  $    496  $     19


 Income Taxes        133       788        62       196         4



 Net Income     $    202  $  1,192  $    124  $    300  $     15


 Earnings Per
      Class A   $  11.02  $  57.77  $   5.18  $  12.13  $    .60
      Share

Item 6.   Selected Financial Data (cont'd).

                                  Financial Position

                                      August 31,
                                    (in thousands)

                      1994      1993      1992      1991      1990


 Total Assets     $  1,928  $ 10,717  $116,655  $139,581  $166,380

 Cash and Cash
    Equivalents   $    637  $    722  $    543  $    646  $    160

 Receivables
      Pursuant
      to Funding
      Agreements,
      net         $         $  8,861  $115,212  $137,883  $164,933

 Bonds Payable,
      net         $         $  8,861  $115,212  $137,883  $164,933


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The Company was organized for the purpose of issuing various Series of Bonds to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds. The Company last issued a Series of Bonds in July 1987 and redeemed all of its then outstanding Bonds in February 1994. On the closing of a Series of Bonds issued by the Company, the Company applied the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the mortgage collateral ("Mortgage Collateral") securing such Series of Bonds or to fund loans to participating finance companies ("Finance Companies") pursuant to funding agreements ("Funding Agreements"). See Note 2 of the Financial Statements included in this Report.
Results of Operations
     The Company's net income for the fiscal year ended August 31, 1994 was significantly lower when compared to the fiscal year ended August 31, 1993 and higher compared to the 1992 fiscal year. Net income for the past three fiscal years resulted primarily from prepayment fees earned in connection with redemptions (see below) and other interest income.
     The Company's principal source of revenue was interest pursuant to Funding Agreements which was completely offset by interest expense on Bonds. See Note 2 of the accompanying Financial Statements. Interest income and related interest expense have declined over the last three fiscal years primarily due to the sale of Mortgage Collateral in conjunction with Bond redemptions, with the greatest impact to the Company taking place during the 1993 fiscal year. Until the Company issues new Series of Bonds, the Company will not receive redemption income subsequent to its 1994 fiscal year. As a result of the redemption of all of its then outstanding Bonds in February 1994, future operations depend upon the Company's success in accumulating collateral with which to issue new Series of Bonds or its ability to engage in other business activities deemed appropriate by the Company's Board of Directors.
     Other interest income consists primarily of interest earned on the Company's cash and cash equivalents and advances to affiliates. The Company's increase in other interest income during the fiscal year ended August 31, 1994 as compared to the 1993 and 1992 fiscal years is due to greater amounts of cash generated from net income and available for investment.

     While there were outstanding Series of Bonds, the Company derived administrative fees by charging Finance Companies for administration of funds used to pay Bond administration expenses. Fees varied depending on investment returns on these funds. At the time of each full redemption of a Series of Bonds (see below), excess Bond administration funds were returned to the participating Finance Companies, with all remaining funds held being released in February 1994. Consequently, because of such reductions in Bond Administration Funds being invested by the Company, there is a reduction of administrative fees for the fiscal year ended August 31, 1994 as compared to the fiscal years ended August 31, 1993 and 1992.
     The indenture supplements relating to each Series of Bonds issued by the Company contained call provisions which gave the Company the option to redeem such Bonds in whole or in part when specific criteria were met. During the fiscal year ended August 31, 1994, the Company redeemed one Series in the principal amount of $7,113,317 as compared to 12 redemptions or partial redemptions  in the  principal amount  of $94,601,000  during the
1993 fiscal year. At the time of a redemption the underlying Mortgage Collateral was sold and the proceeds from the sale were used to redeem the Bonds. The Company remitted the remainder to the participating Finance Companies after charging each a prepayment fee. The prepayment fees are included in redemption income.
     Other expenses primarily include professional fees and other similar redemption-related expenses. Redemptions during the fiscal year ended August 31, 1994 incurred lower professional fees compared to the redemptions that were effected during the fiscal years ended August 31, 1993 and 1992.

Liquidity and Capital Resources
     At August 31, 1994, the Company had cash and cash equivalents of $637,473 and advances to affiliates of $1,270,000. The primary use of capital during the fiscal year ended August 31, 1994 was to lend funds to affiliates. Subsequent to August 31, 1994 the Company used $607,153 of its cash to acquire Mortgage Collateral. The Company anticipates that it will finance additional purchases of Mortgage Collateral and it intends to securitize the Mortgage Collateral so obtained, subject to the amounts aggregated and the interest rate market. Impact of Inflation and Changing Prices
     The primary revenue producing activities of the Company, Bond issuances and redemptions, are impacted by interest rates which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.
     Virtually all of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation while interest rates generally are not affected to the same degree.

Item 8.   Financial Statements and Supplementary Data.

     Index to Financial Statements

     Report of Independent Certified Public
       Accountants  . . . . . . . . . . . . . . . . . . . . .  10

     Balance Sheets, August 31, 1994 and 1993 . . . . . . . .  11

     Statements of Income, For each of the
       three years ended August 31, 1994, 1993
       and 1992 . . . . . . . . . . . . . . . . . . . . . . .  12

     Statements of Shareholders' Equity, For each of the
       three years ended August 31, 1994, 1993
       and 1992 . . . . . . . . . . . . . . . . . . . . . . .  13

     Statements of Cash Flows, For each of the
       three years ended August 31, 1994, 1993
       and 1992 . . . . . . . . . . . . . . . . . . . . . . .  14

     Notes to Financial Statements  . . . . . . . . . . . . .  15

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
American Southwest Finance Co., Inc.

We have audited the accompanying balance sheets of American Southwest Finance Co., Inc. as of August 31, 1994 and 1993, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Finance Co., Inc. as of August 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1994 in conformity with generally accepted accounting principles.


                                      KENNETH LEVENTHAL & COMPANY


Phoenix, Arizona
November 10, 1994
(except for Note 4, as to
which the date is November 28, 1994)


               AMERICAN SOUTHWEST FINANCE CO., INC.
                          BALANCE SHEETS

                                        ASSETS
                                                August 31     August 31
                                                     1994          1993

 Cash and cash equivalents                   $    637,473  $    722,092
 Receivables pursuant to Funding Agreements
   - Note 2
   Principal - (Net of issue discount of
     $119,688 at August 31, 1993)                             8,860,887
   Interest                                                      92,612
 Advances to affiliates - Note 4
   Principal                                    1,270,000       979,704
   Interest                                        14,657         6,531
 Other receivables, primarily refundable
   income taxes - Note 5                            5,783        55,420

       Total Assets                          $  1,927,913  $ 10,717,246


                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
   Bonds Payable - Note 2
   Principal - (Net of issue discount of
     $119,688 at August 31, 1993)            $             $  8,860,887
   Interest                                                      92,612
   Accounts payable                                                 499

       Total Liabilities                                      8,953,998

 Commitments and Contingencies - Note 4

 Shareholders' Equity
   Class A Common Stock, $.10 par value;
     100,000 shares authorized; 25,000 shares
     issued; 18,000 shares outstanding at
     August 31, 1994; 19,000 shares
     outstanding at August 31, 1993                 2,500         2,500
   Class B Common Stock, $.10 par value;
     50,000 shares authorized; 36,000 shares
     issued; 35,000 shares outstanding at
     August 31, 1994; 36,000 shares
     outstanding at August 31, 1993                 3,600         3,600
   Capital in excess of par value                 100,200       100,200
   Retained earnings                            1,872,620     1,670,666

                                                1,978,920     1,776,966

   Less:  Treasury Stock - at cost, Class A
     Common Stock, 7,000 shares at August 31,
      1994 and 6,000 shares at August 31,
      1993; Class B Common Stock, 1,000
      shares at August 31, 1994 - Note 3           51,007        13,718

       Total Shareholders' Equity               1,927,913     1,763,248
       Total Liabilities and Shareholders'
         Equity                              $  1,927,913  $ 10,717,246


The accompanying notes are an integral part of these financial statements.

                         AMERICAN SOUTHWEST FINANCE CO., INC.
                                 STATEMENTS OF INCOME


                                          For the      For the      For the
                                       year ended   year ended   year ended
                                        August 31    August 31    August 31
                                             1994         1993         1992

 REVENUES

   Interest
     Pursuant to Funding
       Agreements - Note 2            $   582,749  $ 4,797,493  $11,490,971
     Other                                 95,586       56,336       26,953
   Administrative fees                        986        6,348       16,478
   Redemption income - Note 2             261,462    1,945,366      167,030

                                          940,783    6,805,543   11,701,432

 COSTS AND EXPENSES

   Interest on Bonds - Note 2             582,749    4,797,493   11,490,971
   Other expenses                          23,080       28,331       24,297
                                          605,829    4,825,824   11,515,268

 INCOME BEFORE TAXES                      334,954    1,979,719      186,164

 Provision for income taxes -
      Note 5                              133,000      788,000       62,000

 NET INCOME                           $   201,954  $ 1,191,719  $   124,164

 EARNINGS PER SHARE OF
   CLASS A COMMON STOCK - Note 6      $     11.02  $     57.77  $      5.18

 Weighted average number of
   Class A shares outstanding              18,332       20,630       23,979


The accompanying notes are an integral part of these financial statements.

                         AMERICAN SOUTHWEST FINANCE CO., INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                       Number of           Capital in
                          Shares      Par   Excess of     Retained    Treasury        Total
                      Outstanding   Value   Par Value     Earnings       Stock       Equity

 Balance at
   August 31, 1991        66,000   $6,600   $ 100,200   $   354,783  $          $   461,583


 Net Income                                                 124,164                 124,164

 Acquisition of
   Treasury Stock:
     Class A              (7,000)                                     (11,120)      (11,120)
     Class B              (4,000)                                        (400)         (400)
 Sale of Class A
   Treasury Stock          4,000                                        6,942         6,942
 Retirement of
 Class B                             (400)                                400
   Treasury Stock
 Balance at
   August 31, 1992        59,000    6,200     100,200      478,947     (4,178)      581,169


 Net Income                                              1,191,719                1,191,719

 Acquisition of
   Treasury Stock:
     Class A              (3,000)                                      (9,540)       (9,540)
     Class B              (1,000)                                        (100)         (100)
 Retirement of
 Class B                             (100)                                100
   Treasury Stock
 Balance at
   August 31, 1993        55,000    6,100     100,200    1,670,666    (13,718)    1,763,248


 Net Income                                                201,954                  201,954

 Acquisition of
   Treasury Stock:
     Class A              (1,000)                                     (37,189)      (37,189)
     Class B              (1,000)                                        (100)         (100)

 Balance at
   August 31, 1994        53,000   $6,100   $ 100,200   $1,872,620   $(51,007)  $ 1,927,913

The accompanying notes are an integral part of these financial statements.

                         AMERICAN SOUTHWEST FINANCE CO., INC.
                               STATEMENTS OF CASH FLOWS

                                                   For the         For the        For the
                                                      Year            Year           Year
                                                     Ended           Ended          Ended
                                                 August 31       August 31      August 31
                                                      1994            1993           1992

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                $     201,954   $   1,191,719   $    124,164

     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
       Decrease in interest receivable
         pursuant to Funding Agreements             92,612         769,023        182,808
       Decrease (increase) in other
         receivables                                49,637         (16,819)       (30,846)
       Increase in interest on advances to
         affiliates                                 (8,126)         (6,531)
       Decrease in interest payable - Bonds        (92,612)       (769,023)      (182,808)
       (Decrease) increase in accounts
         payable                                      (499)            499       (192,055)
            Total Adjustments                       41,012         (22,851)      (222,901)
       Net cash provided by (used in)
         operating activities                      242,966       1,168,868        (98,737)

 CASH FLOWS FROM INVESTING ACTIVITIES

   Collection of receivables pursuant to
     Funding Agreements                          8,980,574     106,396,048     22,717,804
   Advances to affiliates for investment
     benefiting the Company                       (290,296)       (979,704)
   Maturity of investments, net                                                   175,000
       Net cash provided by investing
         activities                              8,690,278     105,416,344     22,892,804

 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction of Bonds Payable         (8,980,574)   (106,396,048)   (22,717,804)
   Acquisition of Treasury Stock                   (37,289)         (9,640)       (11,520)
   Sale of Class A Treasury Stock                                                   6,942
       Net cash used in financing
         activities                             (9,017,863)   (106,405,688)   (22,722,382)
   Net (decrease) increase in cash and cash
     equivalents                                   (84,619)        179,524         71,685

   Cash and cash equivalents at beginning
     of period                                     722,092         542,568        470,883

   Cash and cash equivalents at end of
     period                                  $     637,473   $     722,092   $    542,568


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Cash paid for income taxes                $     134,403   $     806,000   $    290,687

   Cash paid for interest                    $     555,673   $   5,521,708   $ 11,626,650

Disclosure of accounting policy:
  For  purposes of  the statements  of cash flows,  the Company  considers all
highly liquid investments purchased with    maturities of three months or less
to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

               AMERICAN SOUTHWEST FINANCE CO., INC.
                  NOTES TO FINANCIAL STATEMENTS
                     AUGUST 31, 1994 AND 1993

NOTE 1 -  SUMMARY  OF SIGNIFICANT  ACCOUNTING POLICIES  AND OTHER
          MATTERS
Organization
     American Southwest Finance Co., Inc. (the "Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company last issued a Series of Bonds in July 1987 and redeemed all of its then outstanding Bonds in February 1994. The Bonds were collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). The Company does not expect to have any significant assets other than cash, Mortgage Collateral and any assets pledged to secure outstanding Series of Bonds.
     On the closing of a Series of Bonds issued by the Company, the Company applied the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to participating finance companies ("Finance Companies") pursuant to funding agreements ("Funding Agreements") (defined in Note 2).
Discounts on Receivables Pursuant to Funding Agreements and Bonds
     Discounts incurred in connection with the issuance of Bonds and the related Mortgage Collateral were amortized using the interest method over the estimated life of the Bonds.

NOTE 2 -  FUNDING AGREEMENTS AND BONDS PAYABLE
     The Company and each participating Finance Company entered into a Funding Agreement with respect to each Series of Bonds pursuant to which the Finance Company borrowed and the Company loaned all or a portion of the proceeds from the sale of the Bonds of such Series. All Funding Agreement receivables had been collected at August 31, 1994.
     Funds generated by principal and interest payments on the Funding Agreements were the source of funds for payments of principal and interest on the Bonds. Each Mortgage Certificate and mortgage loan was assigned an initial funding amount which in the aggregate was at least equal to the principal amount of the Bonds at the issue date.
     The indenture supplements relating to each Series of Bonds issued by the Company contained call provisions which gave the Company the option to redeem such Bonds in whole or in part when specific criteria were met. The Company exercised the right to redeem the remaining outstanding Series of Bonds issued by the Company during the fiscal year ended August 31, 1994. At the time of a redemption the underlying Mortgage Collateral was sold and the proceeds from the sale were used to redeem the Bonds. The Company remitted the remainder to the participating Finance Companies after charging each a prepayment fee (presented as redemption income). Prepayment fees, including fees charged to affiliates, were assessed in accordance with specific policies
established by the Company.  NOTE 3 -   TREASURY STOCK
     The Company acquired 1,000 shares of Class A Common Stock from one shareholder during the fiscal year ended August 31, 1994. During the fiscal year ended August 31, 1993, the Company acquired from three shareholders a total of 3,000 shares of Class A Common Stock. During the fiscal year ended August 31, 1992, the Company acquired from seven shareholders a total of 7,000 shares of Class A Common Stock and sold a total of 4,000 Class A shares at cost to Directors. In each case, the shareholder who sold the shares to the Company simultaneously sold to two affiliates of the Company, the shareholder's shares in such affiliates. The total purchase price for the shares of all three companies, in each case, was allocated to the shares based on the relative book value of the companies on the date of the purchase. The Company also acquired 1,000 shares of Class B Common Stock during the fiscal year ended August 31, 1994; acquired and subsequently retired 1,000 shares of Class B Stock during the fiscal year ended August 31, 1993; acquired and subsequently retired 4,000 shares of Class B Common Stock during the fiscal year ended August 31, 1992; and utilized the cost method of accounting in all cases for the acquisitions of the Class A and Class B shares. See Note 4 relating to Class A shares of stock acquired subsequent to August 31, 1994.

NOTE 4 -  RELATED PARTY TRANSACTIONS
     The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS"), pursuant to the terms of an agreement (the "Mortgage Securities Issuance and Administration Agreement") between the Company and ASFS. Management fees for services rendered by ASFS are determined based on the number of Series of Bonds issued. There were no Bonds issued during the fiscal years ended August 31, 1994, 1993 and 1992; consequently, there were no management fees paid to ASFS for these periods. While Series of Bonds were outstanding, ASFS received administration fees which were paid from the cash owned by Finance Companies (see Note 7 - Escrowed Reserve Funds) and were not expenses of the Company.
     The Company made advances to American Southwest Financial Corporation ("ASFC") during the fiscal years ended August 31, 1994 and 1993. The advances are collectible upon demand and interest accrues based on the prime rate of interest as published in the Wall Street Journal. Prime rate was 7.75% at August 31, 1994 and 9.25% at August 31, 1993.
     The holders of Class A Stock of the Company and of ASFC own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates.
     The Company entered into a Letter of Understanding with one of its Class A shareholders dated in July 1994, and as amended and restated in September 1994, pursuant to which the Company, ASFC and ASAC each agreed to purchase, upon such shareholder's request made at any time prior to December 1, 1994, all of such shareholder's shares of Class A Stock in the Company, ASFC and ASAC (or any stock issued in exchange for such stock) at a price equal to the higher of (i) $1,000,000 or, (ii) in the event the Company has purchased Class A Stock from another shareholder prior to December 1, 1994 at a purchase price higher than $1,000,000, such higher price. On November 10, 1994 the Company, ASFC and ASAC purchased the Class A Stock for $1,000,000. The Company's allocated purchase price was $115,891. Additionally, on November 16, 1994, the Company, ASFC and ASAC purchased Class A Stock from two other shareholders at the same price.

NOTE 5 -  INCOME TAXES
     A reconciliation of income taxes at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                        August 31  August 31  August 31
                                             1994       1993       1992

        Computed federal tax at the
        expected statutory rate         $ 113,900  $673,100   $  63,300

        Surtax exemption                                         (7,400)

        State income taxes, net
          of federal tax benefit           19,100   114,900       6,100

        Provision for income tax        $ 133,000  $788,000    $ 62,000

     At August 31, 1994 and 1993, other receivables include refundable income taxes of approximately $5,783 and $54,700, respectively, resulting from the overpayment of federal and state estimated taxes. For the fiscal years ended August 31, 1994, 1993 and 1992, there were no timing differences between the recognition of income for book and tax, nor were there any net operating losses available to offset future book or taxable income.

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

NOTE 7 -  ESCROWED RESERVE FUNDS
     While there were Series of Bonds outstanding, the Company maintained and invested, on behalf of participating Finance Companies, certain funds ("Escrowed Reserve Funds") held primarily for future Bond administration expenses. After all of the then outstanding Bonds were redeemed on February 1, 1994, all Escrowed Reserve Funds were returned to the Finance Companies. The Escrowed Reserve Funds are not included in the Company's assets or liabilities on the accompanying balance sheet as of August 31, 1993.

NOTE 8 -  SUBSEQUENT EVENTS
     On October 26, 1994, the Company purchased from its affiliate, ASFC, ASFC's rights and obligations in and to certain Funding Agreements that ASFC owned free and clear of any Bond obligations. The purchase price, which was equal to ASFC's carrying amount (par value of the Funding Agreements), included principal of $2,342,221 and accrued interest of $26,440. The Company paid $607,153 in cash, eliminated its receivable from ASFC in the amount of $1,276,741 including accrued interest to October 26, 1994 and signed an unsecured note to ASFC in the amount of $484,767 which bears interest at prime as published in the Wall Street Journal. The weighted average rate of the Funding Agreements at the purchase date was 9.715%.

Item 9.   Disagreements on Accounting and Financial Disclosure.
          None.

               AMERICAN SOUTHWEST FINANCE CO., INC.
                             PART III
Item 10.  Directors and Executive Officers of the Registrant.

     The Directors and  Executive Officers of the  Company are as follows:

     Jon A. Grove..............50  Director and Chairman of the Board
     G. Thomas Eggebrecht......51  Director
     Michael H. Feinstein......59  Director, Acting President, Executive
                                   Vice President and Chief Operating Officer
     Alan D. Hamberlin.........45  Director
     Kirby Korth...............42  Director
     Philip J. Polich..........45  Director
     J. Larry Sorsby...........39  Director
     Richard H. Hackett........51  Executive Vice President, Treasurer, Chief
                                   Financial and Accounting Officer
     Jeffrey A. Newman.........32  Senior Vice President
     Andrew J. Haggerty........40  Vice President
     Mary C. Hislop............41  Vice President and Asst.Treasurer
     Paul Martin...............37  Vice President
     Joanne Morris.............39  Secretary

     Jon A. Grove has been Chairman of the Board and a Director of the Company and ASFC since each of their organizations in September 1982. Mr. Grove also has served ASAC as Chairman of the Board and a Director since its organization in March 1985. Mr. Grove also has served as a Director of Westam Mortgage Financial Corporation ("Westam") from its organization in May 1986 until October 1992, as President from its organization until May 1987 and as Chairman of the Board from May 1987 until October 1992. Mr. Grove served as Chairman of the Board and a Director of SecurNet Mortgage Securities Corporation I ("SecurNet I") from June 1990 to December 1991. ASFC, Westam and SecurNet I, all of which are engaged in financing residential mortgage loans, are affiliates of the Company. Mr. Grove has served as Chairman of the Board, President and a Director of ASR Investments
Corporation, a real estate investment trust, since its organization in June 1987, and as the President and Chief Executive Officer of the general partner of the managing general partner of ASMA Mortgage Advisors Limited Partnership, a management company that serves as the manager for ASR Investments Corporation, since its organization.
     G. Thomas Eggebrecht served as a Director of the Company from April 1986 through November 16, 1994 and served as President and Chief Executive Officer of the Company from June 1990 through August 1994. Mr. Eggebrecht concurrently served in identical positions with ASFC and ASAC. Mr. Eggebrecht served as Director, President and Chief Executive Officer of Westam and SecurNet I from June 1990 through August 1994. Mr. Eggebrecht served as Chairman of the Board of Westam from November 1992 through August 1994 and as Chairman of the Board of SecurNet from April 1987 to June 1988 and from December 1991 through August 1994. Mr. Eggebrecht served as Chairman of the Board, Director, President and Chief Executive Officer of American Southwest Financial Securities Corporation ("ASFSC") from its organization in September 1993 through August 1994. ASFSC is involved in financing commercial and multi-family mortgage loans and is an affiliate of the Company. Mr. Eggebrecht served as Chairman of the Board, Director, President and Chief Executive Officer of SecurNet Mortgage Securities Corporation II ("SMSCII") from its organization August 9, 1994 through August 1994. SMSCII is engaged in financing residential mortgage loans and is an affiliate of the Company.
     Michael H. Feinstein has been a Director of the Company since October 1984, has been Executive Vice President and Chief Operating Officer of the Company since September 1993 and has served as Acting President since August 1994. Mr. Feinstein concurrently served in identical positions with ASFC and ASAC. Mr. Feinstein served as Executive Vice President and Chief Operating Officer of Westam and SecurNet I from September 1993 through August 1994 and has served both companies as Chairman of the Board, Director, President and Chief Executive Officer since September 1994. Mr. Feinstein has served in identical positions with ASFSC and SMSCII since each of their inceptions. Mr. Feinstein served as Executive Vice President and Chief Operating Officer of Asset Investors Corporation, a real estate investment trust, from January 1990 until September 1993 and as Treasurer and Chief Financial Officer of such company from its organization in October 1986 to September 1993. Mr. Feinstein also served as a Vice President and Treasurer of Financial Asset Management Corporation, a management company that serves as the manager for Asset Investors Corporation, from its organization in October 1986 to September 1993. Mr. Feinstein, through
September 1993, served as a Senior Vice President of MDC Holdings, Inc. from January 1987, and as Treasurer from January 1984.
     Alan D. Hamberlin has been a Director of the Company and of ASFC since their organizations in September 1982 and of ASAC since April 1986. Mr. Hamberlin has been President of Courtland Homes, Inc. since July 1983. In addition, Mr. Hamberlin has served as Director, President and Chief Executive Officer of Homeplex Mortgage Investments Corporation, a real estate investment trust, since its organization in May 1988, and Chairman of its Board since January 1990.
     Kirby Korth has been a Director of the Company and of ASFC since November 1982 and a Director of ASAC since April 1986. Mr. Korth has served as a Division Manager for U.D.C. Homes, L.P. since March 1989.
     Philip J. Polich has been a Director of the Company and of ASFC since their organizations and a Director of ASAC since April 1986. Mr. Polich has been Chairman and Chief Executive Officer of Emerald Texas, a home building company, since May 1987. From February 1990 to May 1990, Mr. Polich served as Vice President of Verit Industries, and served as its Director and President from May 1990 until June 1992. Mr. Polich was
President and Chief Executive Officer of the managing general partner of Emerald Homes, L.P. from 1984 until June 1990,

and was its Chairman of the Board until June 1992. In 1993 Mr. Polich was discharged from a bankruptcy under Chapter 7 of the United States Bankruptcy Code.
     J. Larry Sorsby has been a Director of the Company and of ASFC since December 1983 and a Director of ASAC since April 1986. Mr. Sorsby has served as Senior Vice President/Finance and Treasurer for K. Hovnanian Enterprises, Inc., a home building company, since March 1991 and served as Vice President/Finance of such company from September 1988 to February 1991.
     Richard H. Hackett has been Executive Vice President of the Company since September 1991, and Treasurer and Chief Financial and Accounting Officer since May 1987. Mr. Hackett served as Vice President from October 1986 to August 1991 and Controller from October 1986 to May 1987. Mr. Hackett concurrently served in identical positions with ASFC and ASAC. Mr. Hackett has been Executive Vice President of Westam since September 1991 and a Director and Chief Financial and Accounting Officer of such company since November 1987. Mr. Hackett also has served as a Director, Treasurer and Chief Financial and Accounting Officer of SecurNet I since its organization in March 1987, Executive Vice President since September 1991 and Vice President from March 1987 through August 1991. Mr. Hackett has served as Director,
Executive Vice President, Treasurer and Chief Financial and Accounting Officer of ASFSC and SMSCII since each of their inceptions.
     Jeffrey A. Newman has served as a Senior Vice President of the Company since May 1992 and served as Vice President from May 1987 until November 1988 and from May 1989 to May 1992. Mr. Newman concurrently served in identical positions with ASFC and ASAC. Mr. Newman also has been Senior Vice President of Westam since May 1992, served as Vice President from November 1987 to November 1988 and from May 1989 to May 1992, and as a Director from May 1989 to June 1990 and since
                              24

September 1, 1994. Mr. Newman has served SecurNet I as Senior Vice President since May 1992, and served as its Vice President from June 1988 to November 1988, and from June 1990 to May 1992. Mr. Newman has also served as a Director of SecurNet I since September 1, 1994. Mr. Newman has served as Senior Vice President of ASFSC and SMSCII since each of their inceptions and has served as a Director for each of these entities since September 1, 1994. Mr. Newman served the Company and its affiliates in the capacity of Bond Administrator from July 1985 to November 1988, from February 1989 to September 1989 and again since January 1993.
     Andrew J. Haggerty has been a Vice President of the Company, ASFC and ASAC since May 1987. Mr. Haggerty has been a Vice President of Westam since November 1987 and served as a Director from May 1988 to June 1990. Mr. Haggerty also has been a Vice President of SecurNet I since March 1987 and served as a Director from March 1987 to September 1990. Mr. Haggerty has served as a Vice President of ASFSC and SMSCII since each of their inceptions. Mr. Haggerty served the Company and its affiliates in charge of Bond Origination since October 1984.
     Mary C. Hislop has served as Vice President and Assistant Treasurer of the Company since November 1992. Ms. Hislop has concurrently served in identical positions with ASFC, ASAC, Westam and SecurNet I. Ms. Hislop has served as Vice President of ASFSC and SMSCII since each of their inceptions and has served the Company and its affiliates in various positions in accounting since May 1986.
     Paul Martin has served as Vice President of the Company since June 1991. Mr. Martin has concurrently served in an identical position with ASFC, ASAC, Westam, and SecurNet I. Mr. Martin has also served as a Vice President of ASFSC and SMSCII since each of their inceptions. Since February 1988 Mr. Martin has
                            25

served as a Residual Analyst for the Company and its affiliates while providing consultation for Bond Origination and Bond Administration.
     Joanne Morris has served as Secretary of the Company since May 1987. Ms. Morris has concurrently served in an identical position with ASFC and ASAC. Ms. Morris has been Secretary of Westam since May 1987 and has also served as Secretary of SecurNet I, ASFSC and SMSCII since each of their inceptions. Ms. Morris has served the Company and its affiliates in various positions since June 1985.
     Messrs. Feinstein, Grove, Hamberlin and Korth serve as members of the Executive Committee of the Board of Directors; Messrs. Feinstein, Hamberlin and Korth serve as members of the Audit Committee of the Board of Directors; and Messrs. Grove, Polich and Sorsby serve as members of the Compensation Committee of the Board of Directors. Messrs. Grove, Korth and Sorsby also serve on a special committee of the Board of Directors to study stategic alliances. There are no nominating or other committees of the Board of Directors. There are no family relationships among any of the Directors or Executive Officers.
Item 11. Executive Compensation.
     All officers of the Company are paid by ASFS for services rendered to the Company, ASFC, ASAC and other affiliates. The following table sets forth compensation paid by ASFS to the named executives for the periods indicated:

                                 26

                             SUMMARY COMPENSATION
                                     TABLE                           Long
                                                                     Term
                                                                    Compen-
                                                                    sation

                                                                    Payouts

(a)                   (b)          (c)         (d)       (e)            (h)      (i)
                                                        Other                    All
Name                 Fiscal                            Annual                  Other
and                  Years                            Compen-          LTIP  Compen-
Principal            Ended                             sation       Payouts   sation
Position             Aug 31    Salary($)   Bonus($)     ($)         ($) (2)     ($)

G. Thomas             1994     275,000     252,038                   30,000   27,300  (3)
Eggebrecht,           1993     152,685      92,038     55,036  (1)            50,929
Former President      1992     126,094      71,316     60,000       881,792   38,225
and Chief Executive                                            (1)
Officer


Michael H.            1994     158,173 (4)  63,887     27,032  (5)             17,490  (6)
Feinstein,            1993
Acting President,     1992
Executive Vice
President and Chief
Operating Officer

Richard H. Hackett,   1994     115,723      44,538                             7,368  (7)
Executive Vice        1993     107,462      52,315                            11,491
President,            1992      89,423      17,341                             6,620
Treasurer, Chief
Financial and
Accounting Officer

Jeffrey A. Newman,    1994      83,308     119,079                             9,240  (7)
Senior Vice           1993      68,808      51,825                            11,691
President             1992      63,496      17,463                             6,372


Paul Martin           1994      64,062      39,399                             6,230  (7)
Vice President        1993      57,317      44,170                            10,231
                      1992      56,042      20,278                             7,161


      (1)   Included  in  other annual  compensation  for  Mr. Eggebrecht  for
            fiscal  years   ended  August 31,  1993  and   1992,  are  housing
            allowances of $50,000 and $60,000, respectively.

      (2) The amount presented for the fiscal year ended August 31, 1994 is related to an annual achievement bonus plan included in Mr. Eggebrecht's previous employment agreement, which was superseded by a new employment agreement effective July 1, 1993 (see below). The new agreement provided for a settlement of the achievement bonus for 1992 at $30,000 which was paid in October 1993.

      (3) Mr. Eggebrecht's other compensation for the fiscal year ended August 31, 1994 included Director's fees of $1,000, 401(k) Plan employer contributions (see description of Plan below) made by ASFS for the same

                                     27

            fiscal year in the amount of $9,240 and reverse split-dollar life insurance premiums of $17,060.

      (4) Mr. Feinstein's compensation is for a partial year, September 20, 1993 through August 31, 1994.

      (5) Included in other annual compensation for Mr. Feinstein is a housing allowance of $21,467.

      (6) Mr. Feinstein's other compensation for the fiscal year ended August 31, 1994 consists of Director's fees of $8,250 paid as a Director prior to his full-time employment and 401(k) employer contributions made by ASFS of $9,240 (see below).

      (7) These amounts are employer contributions made by ASFS to the 401(k) Plan (see below) for the fiscal year ended August 31, 1994.

     On January 1, 1986, ASFS established an Internal Revenue Service Section 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). Employees become eligible to participate in the 401(k) Plan after 500 hours of service. 401(k) Plan participants make pretax contributions based on their level of compensation to total compensation paid, subject to IRS maximums. ASFS contributes matching contributions at a percentage determined from time to time by the Board of Directors of ASFS and communicated to participants prior to such match. For the calendar year ended December 31, 1993, ASFS contributed $91,048 to the 401(k) Plan and for the current calendar year ASFS has contributed $74,304 through August 31, 1994.
     ASFS entered into an employment agreement with its President effective July 1, 1993, which superseded the previous three year employment agreement entered into as of January 1, 1991. The new agreement calls for compensation in the form of (1) base salary,
(2) an annual discretionary bonus, determined by the Company's Compensation Committee and approved by the Board of Directors, not to exceed 185% of the base salary, and (3) use of an automobile, life insurance coverage and country club membership. The agreement provides that Mr. Eggebrecht's employment shall continue until December 31, 1996 unless sooner terminated upon Mr. Eggebrecht's death or disability, breach of the agreement or acts involving a

                               28

crime, moral turpitude, fraud or dishonesty. In addition, either party at its option may terminate Mr. Eggebrecht's employment upon notice to the other party. In August 1994, pursuant to the terms of the employment agreement the Board of Directors of ASAC terminated Mr. Eggebrecht's employment.
     Directors of the Company, ASFC  and ASAC (parent company  of
ASFS) receive annual fees paid by ASFS of $25,000 and $500 for each meeting attended including committee meetings. Directors who are officers of the Company did not receive this compensation after July 1, 1993.
     The members of the Compensation Committee of the Board of Directors are Jon A. Grove, Philip J. Polich and J. Larry Sorsby. Mr. Grove served the Company as President from its organization in September 1992 until April 1984. Mr. Polich served the Company as Vice President and Secretary from its organization until April 1986. Mr. Sorsby served the Company as Vice President and Assistant Secretary from December 1983 until May 1985.

Item 12.  Security  Ownership  of Certain  Beneficial  Owners and
Management.
     The following table sets forth certain information regarding shares of the Company's voting securities beneficially owned as of November 18, 1994, by each person who is known by the Company to own or exercise voting or dispositive control over more than 5% of such shares. Shares held by each of the Company's shareholders and by all Directors and Officers as a group are presented below:

                             Class of Stock
Name and                     and Amount of
Address of                   Direct                 Percent of
Beneficial Owners            Beneficial             Class
                             Ownership

Baldwin Financial Services   1,000 shares                6.67%
500 Newport Center Drive     Class A Common
Suite 700                    Stock
Newport Beach, CA 92660

CDM Financial Company        1,000 shares                6.67%
950 S. Cherry                Class A Common
Suite 1100                   Stock
Denver, CO 80222
                             29


                             Class of Stock
Name and                     and Amount of
Address of                   Direct                 Percent of
Beneficial Owners            Beneficial             Class
                             Ownership

CHC Financial Corporation    1,000 shares                6.67%
4550 N. Black Canyon Hwy.    Class A Common
Phoenix, AZ 85017            Stock

Courtland Finance Company    1,000 shares                6.67%     (1)
5333 N. 7th Street, Suite    Class A Common
305                          Stock
Phoenix, AZ 85014

Davidon Finance Co.          1,000 shares                6.67%
1600 S. Maine Street         Class A Common
Suite 150                    Stock
Walnut Creek, CA 94596

Jon A. Grove                 1,000 shares                6.67%
335 N. Wilmot, Suite 250     Class A Common
Tucson, AZ 85711             Stock

Alan D. Hamberlin            1,000 shares                6.67%
5333N. 7th Street, Suite 305 Class A Common
Phoenix, AZ 85014            Stock

Hovnanian Financial          1,000 shares                6.67%     (2)
Services I                   Class A Common
10 Highway 35                Stock
Red Bank, NJ 07701

Kirby Korth                  1,000 shares                6.67%
10645 E. Gold Dust           Class A Common
Scottsdale, AZ 85258         Stock

NGMC Finance Corp.           1,000 shares                6.67%
730 N.W. 107th Avenue        Class A Common
Suite 410                    Stock
Miami, FL 33172

Philip J. Polich             1,000 shares                6.67%
3612 W. Dunlap, Suite M      Class A Common
Phoenix, AZ 85051            Stock

J. Larry Sorsby              1,000 shares                6.67%
10 Highway 35                Class A Common
Red Bank, NJ 07701           Stock

Toll Brothers Finance Co.    1,000 shares                6.67%
3103 Philmont Avenue         Class A Common
Huntingdon Valley, PA 19006  Stock

Northgate Financial Group    1,000 shares                6.67%
1156 N. Mountain Avenue      Class A Common
Upland, CA 91786             Stock

                              30


                             Class of Stock
Name and                     and Amount of
Address of                   Direct                 Percent of
Beneficial Owners            Beneficial             Class
                             Ownership

Weekley Investment Company   1,000 shares                6.67%
1300 Post Oak Blvd.          Class A Common
Suite 1000                   Stock
Houston, TX 77056

All Directors and            7,000 shares               46.67%  (3)
Officers as a Group          Class A Common
(12 people)                  Stock


     (1) These shares are deemed to be beneficially owned by Mr. Hamberlin. Mr. Hamberlin expressly disclaims such beneficial ownership.

     (2)  These  shares are  deemed to  be beneficially  owned by
          Mr. Sorsby.    Mr. Sorsby   expressly  disclaims   such
          beneficial ownership.

     (3) Includes 5,000 shares held directly and 2,000 shares held in the name of two related Finance Companies as discussed in (1) and (2) above.


Item 13.  Certain Relationships and Related Transactions.

     The Directors and Executive Officers of the Company also serve in similar capacities with ASFC and ASAC. Each of such Directors who owns shares of the Company also owns beneficially the same percentage of Class A Common Stock of ASFC and ASAC and in the same manner as the shares held in the Company. ASAC owns 100% of the outstanding capital stock of ASFS and SecurNet Financial Corporation (parent company of SecurNet I and SMSCII) as well as various other affiliates.
     The Company is party to the Mortgage Securities Issuance and Administration Agreement with ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for ASFS to render various services in connection with the issuance and administration of each Series of Bonds issued by the Company, and dictates the fees the Company will pay ASFS for such services.
     The Company made advances to ASFC during the fiscal years ended August 31, 1994 and 1993. The advances were collectible upon demand and primarily earned interest at the prime rate as published in the Wall Street Journal.
                               31

     The Company entered into a Letter of Understanding with one of its Class A shareholders dated in July 1994, and amended and restated in September 1994, pursuant to which the Company, ASFC and ASAC each agreed to purchase, upon such shareholder's request made at any time prior to December 1, 1994 all of such shareholder's shares of Class A stock in the Company, ASFC and ASAC (or any stock issued in exchange for such stock) at a price equal to the higher of (i) $1,000,000 or, (ii) in the event the Company has purchased Class A stock from another shareholder prior to December 1, 1994 at a purchase price higher than $1,000,000, such higher price. On November 10, 1994 the Company, ASFC and ASAC purchased the stock for $1,000,000. The Company's allocated purchase price was $115,891. Additionally, on November 16, 1994, the Company, ASFC and ASAC purchased Class A Stock from two other shareholders at the same price.
                               32

               AMERICAN SOUTHWEST FINANCE CO., INC.
                             PART IV
Item  14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

        (a)  (1)    Financial Statements:

               American Southwest Finance Co., Inc.


               Report of Independent Certified Public
               Accountants  . . . . . . . . . . . . . . . . .  10

               Balance Sheets, August 31, 1994 and 1993 . . .  11

               Statements of Income, For each of the
               three years ended August 31, 1994, 1993
               and 1992 . . . . . . . . . . . . . . . . . . .  12

               Statements  of Shareholders'  Equity, For  each of
               the three years ended August 31, 1994, 1993
               and 1992 . . . . . . . . . . . . . . . . . . .  13

               Statements of Cash Flows, For each of the
               three years ended August 31, 1994, 1993
               and 1992 . . . . . . . . . . . . . . . . . . .  14

               Notes to Financial Statements  . . . . . . . .  15


          (2)  Financial Statement Schedules:

               All schedules have been omitted since required information is not present, or is not present in amounts sufficient to require submission of the schedule or because information required is included in the financial statements or the notes thereto.

          (3)  Exhibits:

               3.1 Articles of Incorporation of Registrant and Bylaws of Registrant are incorporated by reference to Exhibits 3(a) and (b) of Registration No. 2-89316 of Registrant.

               4.1 Indenture dated as of October 1, 1984 between Registrant and Bank One, Arizona, NA (formerly known as The Valley National Bank of Arizona) is incorporated herein by reference to Exhibit 4(a) of Registration No. 2-89316 of Registrant.

                                  33


Item 14.  Exhibits, Financial Statement Schedules and  Reports on
Form 8-K (cont'd).

               4.2 First Supplemental Indenture dated as of February 1, 1985 between Registrant and Bank One, Arizona, NA is incorporated herein by reference to Exhibit 4(h) of Registration No. 2-89316 of Registrant.

               4.3 Second Supplemental Indenture dated as of January 1, 1989 between Registrant and Bank One, Arizona, NA is incorporated herein by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for the Fiscal Year Ended August 31, 1989.

               4.4 First Supplemental Indenture dated as of January 1, 1989 between Registrant and Bank One, Arizona, NA to Indenture for the Mortgage-Collateralized Bonds, Series 1984-1 is incorporated herein by reference to
                    Exhibit 4.4 of Registrant's Annual Report on Form 10-K for the Fiscal Year Ended August 31, 1989.

               4.7 Trusteeship Succession Agreement dated as of October 8, 1993 between Registrant,Bank One, Arizona NA, First Bank National Association, American Southwest Financial Corporation and Westam Mortgage Financial Corporation.

               4.8 Confirmation and First Amendment to Trusteeship Succession Agreement dated December 28, 1993 between Registrant, Bank One, Arizona, NA, First Bank National Association, American Southwest Financial Corporation and Westam Mortgage Financial Corporation.

               10.1 Mortgage     Securities      Issuance     and
                    Administration Agreement dated as of January 1, 1988 between the Registrant and American Southwest Financial Services, Inc., is incorporated herein by reference to Exhibit
                    10.1 of  Form 10-K for the  year ended August
                    31, 1991.

               10.2 Agreement  and  Assignment dated  October 26,
                    1994  between  the  Registrant  and  American
                    Southwest Financial Corporation.

               23.  Consent of Kenneth Leventhal & Company.

               24.  Power of Attorney.

     (b)  Reports on Form 8-K.

      None.

                                 34

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN SOUTHWEST FINANCE CO., INC.


By: /S/  Michael H. Feinstein
    Michael H. Feinstein
    Acting President, Executive Vice President
    and Chief Operating Officer

Date:  November 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/  Michael H. Feinstein
    Michael H. Feinstein
    Acting President, Executive Vice President
    and Chief Operating Officer

Date:  November 28, 1994



/S/  Richard H. Hackett
Richard H. Hackett
Executive  Vice  President,  Treasurer  and  Chief  Financial and
Accounting Officer

Date:  November 28, 1994


A Majority of the Board of Directors:

Michael H. Feinstein     Philip J. Polich
Jon A. Grove             J. Larry Sorsby
Alan D. Hamberlin        Kirby Korth

By: /S/  Michael H. Feinstein
    Michael H. Feinstein, For Himself and as Attorney-in-Fact

                             35


               AMERICAN SOUTHWEST FINANCE CO., INC.

                             EXHIBITS

                      filed with report on

                            FORM 10-K

                      for fiscal year ended

                         August 31, 1994






                          EXHIBIT INDEX


EXHIBIT

 4.7 Trusteeship Succession Agreement.

 4.8 Confirmation  and First Amendment  to Trusteeship Succession
     Agreement.

10.2 Agreement and  Assignment  between Registrant  and  American
     Southwest Financial Corporaiton.

23.  Consent of Kenneth Leventhal & Company.

24.  Power of Attorney.


                                                   Execution Copy

                 TRUSTEESHIP SUCCESSION AGREEMENT

                   Dated as of October 8, 1993


          Bank One, Arizona, NA ("Bank One"), First Bank National Association ( First Bank ) and American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage Financial Corporation (collectively, the Issuers ), agree as follows:

          WHEREAS, Bank One currently serves as trustee for certain of the bond issues for which the Issuers are obligors as identified on Schedule I hereto (the "Bond Issues") pursuant to the Bond Indentures and Supplemental Indentures set forth on
Schedule II hereto (the "Indentures").

          WHEREAS, Bank One intends to resign as trustee, the Issuers anticipate appointing First Bank and First Bank anticipates accepting such appointment, as successor trustee under each of the Indentures (the Trusteeship Succession ), and to facilitate transfer of bond collateral, transition of bond registrar and transfer functions and paying agency functions, transition of bond trustee activities, transfer of records and provision of successor notices, the parties desire that certain actions and procedures be undertaken in accordance with the Indentures and the terms and conditions herein.

          NOW, THEREFORE, in consideration of the premises, and the mutual agreements hereinafter set forth, Bank One, First Bank and the Issuers agree as follows:

          1. Bond Collateral. Prior to the Trusteeship Succession, First Bank shall act as the custodial agent of Bank One in connection with the transfer, custody and safe keeping, trust account crediting and verification of all Bond Issue collateral ( Collateral ), pursuant to that certain Collateral Custody and Verification Agreement (the Collateral Agreement ) between Bank One and First Bank, in effect as of August 31, 1993, a copy of which is attached hereto as Exhibit A.

          2. Bond Registrar Functions. Prior to Trusteeship Succession, First Bank shall act as Bank One s registrar agent to perform all bond registration, transfer, exchange, authentication and record keeping functions of the registrar and transfer agent under each of the Indentures, pursuant to the Registrar Agency Agreement (the Registrar Agency Agreement ) between Bank One and First Bank, in effect as of August 31, 1993, a copy of which is attached hereto as Exhibit B.

          3. Bond Paying Agency Functions. Prior to and following the Trusteeship Succession, First Bank shall act as the Issuers paying agent for each Bond Issue as provided in the related Indenture, commencing on October 1, 1993, pursuant to the Paying Agency Agreement (the Paying Agency Agreement ) dated as of September 29, 1993, among Bank One, First Bank and the Issuers, a copy of which is attached hereto as Exhibit C.

                           Exhibit 4.7


          4. Trusteeship Resignation, Appointment and Acceptance; Conditions; Discharge. Effective upon the later of November 30, 1993 or satisfaction of each of the conditions precedent set forth below, Bank One shall resign as trustee for each Bond Issue by its execution and delivery to the Issuers of a Trustee Resignation instrument in the form attached hereto as Exhibit D-1, the Issuers shall appoint First Bank as successor trustee for each Bond Issue by execution and delivery to Bank One and to First Bank of Trustee Appointment instruments in the form attached hereto as Exhibit D-2, and First Bank shall accept such appointment as Successor Trustee for each Bond Issue by its execution and delivery to Bank One and to the Issuers of a Trustee Acceptance instrument in the form attached hereto as Exhibit D-3.

          The  parties  agree   that  the  following   conditions
precedent shall be fully performed and satisfied prior to Trusteeship Succession with respect to all Bond Issues:

          (i) All Bond Issue Collateral shall be transferred to the custody of First Bank and receipt of correct and complete Collateral, together with necessary endorsements, assignments or transfer notices, shall be verified, or discrepancies resolved, as provided in the Collateral Agreement. Notwithstanding the foregoing, Trusteeship Succession shall not be prevented based upon First Bank s receipt of Collateral consisting of Pledged Loans (as that term is defined in the Collateral Agreement) evidenced by document files that contain discrepancies of a de minimis nature, i.e., which do not adversely affect the value or security of such Pledged Loans.

         (ii) All Bond Issue principal balance records by bond holder and maturity date shall be reconciled as correct, or discrepancies resolved, as contemplated by the Paying Agency Agreement.

        (iii) All Uniform Commercial Code ( UCC ) financing statements or assignments thereof, naming First Bank (in its capacity as Bond Issue successor trustee), as direct or assigned secured party, shall have been executed and filed in appropriate public record offices to perfect such trustee s security interests in all Bond Issue Collateral, as determined by legal counsel to the Issuers. The parties hereto agree to cooperate with Issuers legal counsel in the preparation and filing of such UCC financing statements and/or assignments.

          Upon Trusteeship Succession, Bank One shall be released and discharged from any further claims and obligations under the Indentures with respect to its administration of the Bond Issues and the transfer of Bond Issue collateral, except that it shall remain responsible for any undertakings made by it in connection with the resolution of collateral discrepancies as provided in
Section 4 of the Collateral Agreement. For a period of fifteen months following the date of Trusteeship Succession, Bank One shall remain responsible for the accuracy and completeness of the records and documents to be delivered to First Bank pursuant to
Section 5 hereof, the Certified Collateral List provided to First Bank pursuant to Section 4 of the Collateral Agreement, the bond

                                2

                           Exhibit 4.7


registration  information  provided  to First  Bank  pursuant  to
Section 2 of the Registrar Agency Agreement and the payment information provided to First Bank pursuant to Section 4 of the Paying Agency Agreement. Bank One shall remain responsible for the accuracy of principal and interest payments made by it as paying agent prior to October 1, 1993, with respect to Bond Issues as required by the Indentures.

          5. Post-Trusteeship Succession Actions. Promptly following Trusteeship Succession, Bank One shall transfer to First Bank (i) all accounting records and statements of asset credits, asset debits, and monthly ending balances for Indenture trust accounts, (ii) records of all Bond Issue payments of principal and interest, affidavits of lost, stolen or destroyed bond certificates, and related indemnity agreements and surety bonds, (iii) original Bond Issue closing documents and certificates and all subsequent amendments and supplements thereto and agreements executed by Bank One as trustee for any such Bond Issue effecting the rights or security of bondholders or the duties of the trustee thereunder, (iv) collateral asset servicing reports and servicer compliance certificates and financial statements, (v) Issuer Indenture compliance certificates and reports, and (vi) trustee reports to bondholders.

          Within thirty (30) days following Trusteeship Succession, the parties shall jointly prepare, and First Bank shall mail, a notice of Trustee resignation, appointment and acceptance to holders of all Bond Issues, Bond Issue credit rating agencies, Bond Issuer collateral servicers and collateral agreement parties.

          Following Trusteeship Succession, Bank One shall promptly remit to First Bank all cash payments received by Bank One with respect to items of Bond Issue collateral, together with a copy of the advice, notice or other indication of the nature and source of such payment, specifying the item of collateral to which such payment relates. Further, for a period of one year following Trusteeship Succession, Bank One shall forward to First Bank all Bond Issue certificates presented to Bank One for payment of principal maturing after Trusteeship Succession.

          6. Effective Period, Termination and Amendment, and Interpretive and Additional Provisions. This Agreement shall become effective as of the date hereof, and may be amended at any time by mutual agreement by the parties hereto. This Agreement, except with respect to the activities described in Sections 3 and 5 and Bank One s continuing responsibilities as provided in Section 4, shall terminate concurrently with the Trusteeship Succession. In connection with the administration of this Agreement, the parties may agree from time to time upon the interpretation of the provisions of this Agreement as may in their joint opinion be consistent with the general tenor and purposes of this Agreement any such interpretation to be signed by all parties and annexed hereto.

                               3
                           Exhibit 4.7


          7.   Governing Law.   This Agreement shall  be governed
by, and construed in accordance with the laws of the State of Arizona.

          8. Notices. Notices and other writings shall be delivered or mailed, postage prepaid, to Bank One at Bank One, Arizona NA, by mail: Corporate Trust Mortgage Backed Bonds Department (A834), P. O. Box 29559, Phoenix, Arizona 85038; by
delivery:  Corporate Trust   Mortgage Backed Bonds Department,
                                 3
                           Exhibit 4.7


25th Floor, 241  North Central  Avenue, Phoenix,  Arizona   85004
Attention: Corporate Trust Department, to the Issuers at 2390 East Camelback Road, Suite 225, Phoenix, Arizona 85016,
Attention: Bond Administration, or to First Bank at First Bank National Association, 180 East Fifth Street, St. Paul, Minnesota 55101, Attention: Corporate Trust Department, or to such other address as each party may hereafter specify in writing, and if so delivered or mailed, shall be conclusively presumed to have bene duly given hereunder to the respective party, whether or not such party receives such notice.

          9.   Binding Effect.   This Agreement shall be  binding
upon and shall enure to the benefit of the parties hereto and their respective successors and assigns.


                         FIRST BANK NATIONAL ASSOCIATION

                         By /s/ Eve D. Kaplan
                         Its Vice President


                         BANK ONE, ARIZONA, NA

                         By /s/ Susan J. McCord
                         Its Vice President

                         AMERICAN SOUTHWEST FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         AMERICAN SOUTHWEST FINANCE CO., INC.

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                         WESTAM MORTGAGE FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                                4
                           Exhibit 4.7


                                                        Exhibit A

          COLLATERAL CUSTODY AND VERIFICATION AGREEMENT

                   Dated as of August 31, 1993


          Bank  One, Arizona  NA (the   Trustee ) and  First Bank
National   Association,  a  national   banking  association  (the
 Custodian ), agree as follows:

          WHEREAS, the Trustee currently is trustee for each of the bond issues identified on Schedule I hereto (the Bond Issues ) pursuant to the Bond Indentures and Supplemental Indentures set forth on Schedule II hereto (the Indentures ), and in connection therewith, the Trustee maintains custody of (i) separate groups of securities of the types described on Exhibit A hereto ( Securities ), (ii) separate pools of mortgage loans evidenced by the types of documents described on Exhibit B hereto ( Pledged Loans ), (iii) separate holdings of cash, letters of credit ( Letters of Credit ) surety bonds ( Surety Bonds ), cash-equivalent investment securities ( Cash Investments ), reinvestment agreements ( Reinvestment Agreements ), insurance policies ( Insurance Policies ) and Funding Agreements, Servicing Agreements and Master Servicing Agreements (collectively, the
 Agreements ), all individually recorded and credited to Indenture trust accounts (collectively referred to herein as
 Collateral ) in accordance with the terms of the Indentures.

          WHEREAS, the Trustee intends to resign as trustee, and Custodian anticipates being appointed and accepting as successor trustee, under each of the Indentures ( Trusteeship Succession ), and to facilitate transfer and control of and accounting for the Collateral, the parties desire that Custodian shall act as the Trustee s custodial agent to receive, hold and verify all Collateral that is transferred from Trustee to Custodian prior to Trusteeship Succession, in accordance with the terms and conditions herein.

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements hereinafter set forth, the Custodian and the Trustee agree as follows:

          1. Appointment as Custodian. Subject to the terms and conditions herein, the Trustee hereby appoints the Custodian, and the Custodian hereby accepts such appointment, as Trustee s custodial agent to receive and maintain custody of the collateral delivered to it as provided herein, for the benefit and protection of the Trustee in order to continue and maintain the lien perfection of the Collateral as security for the Bond Issues, and to provide for the orderly transfer and verification of the Collateral in connection with the Trusteeship Succession.

          2. Custodial Account. The Custodian agrees to open a segregated custody account in the Trustee s name for each Bond Issue with itself at its office in St. Paul, Minnesota where custody of the Collateral will be maintained on behalf of the Trustee and to credit to such account by separate records on its books the respective Collateral securing such Bond Issue.

          3. Delivery of Collateral. Trustee shall deliver Collateral to the Custodian in multiple deliveries from time to time prior to Trusteeship Succession, upon at least two business days advance written notice to Custodian ( Delivery Notice ) which may be made by facsimile transmission and shall

                                 5
                          Exhibit 4.7


identify all Collateral by the Bond Issue and Indenture to and by which it is pledged, the trust accounts to which it is to be credited, the scheduled delivery date and specific information regarding each item of Collateral as follows:

     Securities and Cash Investments

     Title of Security
     CUSIP number and face amount
     Whether Security is certificated, or if uncertificated,
       FED registered or transfer agent if non-FED registered
     Date of Transfer if uncertificated
     Delivery information

     Pledged Loans

     Delivery mode of Loan files
     Document files identification information

     Cash

     Amount
     Wire transfer transmitting bank

     Reinvestment Agreements, Letters of Credit and Surety Bonds

     Document title
     Names of providers
     Dollar amount
     Delivery mode

     Agreements and Insurance Policies

     Document title
     Names of issuer or contract parties
     Delivery mode

Each Delivery Notice shall be executed by an officer of the Trustee and copies attached to this Agreement.

          Trustee shall make the transfer and delivery of Collateral on the scheduled delivery dates utilizing the modes of physical delivery and book-entry transfer and reregistration procedures and agents as agreed upon by the Custodian and the Trustee for each item of Collateral in the form as held by Trustee. Custodian s delivery address, registration and electronic transfer account information for Securities and Cash Investments and wire transfer instructions for cash are set out in Exhibit C hereto. Uncertificated Securities and Cash
Investments delivery shall be evidenced by written delivery confirmation forms or transfer agent generated electronic confirmation notices sent to or available through on-line access by Custodian. Certificated Securities and Cash Investments and Pledged Loan notes, mortgages and deeds of trust will be endorsed

                                6
                           Exhibit 4.7


for transfer, or accompanied by duly executed assignment instruments, sufficient to permit Custodian to reregister record ownership of such Collateral. Certificated Securities held in the physical possession of the Trustee shall be delivered to the possession of Custodian employees at Trustee s place of business in Phoenix, Arizona. Pledged Loan original document files will be delivered to the Custodian s place of business in St. Paul, Minnesota, grouped by related Bond Issue and accompanied by a manifest of the documents contained therein; provided that Pledged Loan documents that have been delivered to and are held by mortgage loan servicers shall be noted on the related Delivery Notice, and the Trustee shall direct such servicers to remit such documents, or related remedies proceeds, to the Custodian upon completion of servicing or remedies use thereof. Original Letters of Credit, Surety Bonds, Reinvestment Agreements, Insurance Policies and Agreements will be delivered to the Custodian s place of business in St. Paul, Minnesota together with Trustee-executed letters or transfer certificates to the providers thereof advising and directing that Custodian become the beneficiary thereof. Prior to delivery and receipt by Custodian in the manner specified in the Delivery Notice, risk of theft, destruction or loss of Collateral will be that of Trustee.

          Custodian will provide Trustee with an initial receipt (in the form attached hereto as Exhibit D) for all Securities and Cash Investments, Pledged Loan document files, Letters of Credit, Reinvestment Agreements, Insurance Policies and Agreements delivered to Custodian. Such initial receipts shall be delivered to the Trustee with respect to all Collateral other than Pledged Loans, within three business days after delivery, and with respect to Pledged Loans, within ten business days after delivery. Custodian shall not confirm receipt of complete or correct Collateral as required for each Bond Issue, and will not release Trustee from appropriate claims for missing or incomplete Collateral, until completion of the Collateral review and
verification  procedures  described  in  Section 4  below.    The
Trustee shall remit to Custodian any cash income and distributions received by Trustee with respect to transferred Collateral that is to be (i) held as Collateral and not required for Bond Issue payments or any other payments due prior to October 1, 1993, or (ii) held as Collateral or applied to make Bond Issue payments or other payments under the Indentures from and after October 1, 1993; identifying such cash to the related Bond Issue and item of Collateral.

          4. Collateral Verification. Custodian shall receive from the Trustee within ten business days following the date of this Agreement, a certified list of all Collateral currently required pursuant to the Indentures to secure each Bond Issue (the Certified Collateral List ), setting forth sufficient detail to identify each item of Collateral. Custodian shall review and compare Collateral actually received from the Trustee for each Bond Issue with the related Certified Collateral List. With respect to Mortgage Loans, the Custodian shall determine that each Mortgage Loan document file contains the documents described on Exhibit B hereto. The Custodian shall note and advise Trustee and American Southwest Financial Corporation in writing of any Collateral received but not identified on the Certified Collateral List, of Collateral identified on the List but not received and of Pledged Loan document exceptions. Such notice and advice shall be given, in the case of Collateral other than Pledged Loans, within five business days following the date on which Custodian

                                7
                            Exhibit 4.7


has given its initial receipt, and has received the Certified Collateral List, for such Collateral, and in the case of Pledged Loans, within ten business days following that date for such Pledged Loans. Any such Collateral discrepancies will be resolved and corrected prior to the Trusteeship Succession for all Bond Issues. Immediately following either its determination that no Collateral discrepancy exists, or all discrepancies are resolved and corrected, with respect to a Bond Issue, the Custodian shall provide a confirming receipt to the Trustee and American Southwest for such Bond Issue s Collateral in the form attached hereto as Exhibits E-1 or E-2.

          5. Duties of Custodian. As Custodian, the Custodian shall have and perform the following powers and duties with respect to the Collateral:

          (a) Safekeeping. The Custodian will hold the Collateral on behalf of the Trustee. The Custodian will promptly report to the Trustee any failure on its part to hold the Collateral as herein provided and promptly take appropriate action to remedy any such failure.

          (b) Access to Collateral. The Custodian will, subject to security requirements of the Custodian applicable to its own employees having access to similar records held by the Custodian and such regulations as may be reasonably imposed by the Custodian, permit the Trustee or any of its duly authorized representatives, servicing agents, attorneys or auditors to inspect the Collateral at such times as the Trustee may reasonably request during normal business hours.

          (c) Release of Documents. The Custodian will release any Pledged Loan documents for servicing as directed by the Trustee and as required by the governing Indenture or related servicing agreement.

          (d) Administration; Reports. The Custodian will collect any income and distributions on Securities, Pledged Loans, Cash Investments, Surety Bonds, Reinvestment Agreements, Insurance Policies and Agreements transferred and registered to it, and remit to the Trustee such portion thereof required for Bond Issue payments or other payments by the Trustee prior to October 1, 1993, and in general, will attend to all non-discretionary details in connection with maintaining custody of the Collateral on behalf of the Trustee. The Custodian shall assist the Trustee generally in the preparation of routine reports to Bondholders or to regulatory bodies, if any, to the extent necessitated by the Custodian s custody of the Collateral.

          (e) Trust Accounts. Custodian will establish on its records separate trust accounts of the types described on Exhibit F hereto, for each Bond Issue as directed in writing by the Trustee, and (i) each item of Collateral received hereunder from the Trustee will be credited to the particular trust account specified in the related Delivery Notice, (ii) cash received by the Custodian with respect to items of Collateral other than Pledged Loans will be credited to the trust account to which such Collateral is credited and (iii) cash received by the Custodian with respect to Pledged Loans will be credited to the Mortgage Collateral
                                8
                           Exhibit 4.7


Proceeds Account for the related Bond Issue as specified by the remitting loan servicer or master servicer.

          6. Instructions; Authority to Act. The Custodian shall be deemed to have received proper instructions with respect to the Collateral upon its receipt of written instructions signed by a Responsible Officer of the Trustee. A certified copy of a resolution of the Board of Directors of the Trustee may be received and accepted by the Custodian as conclusive evidence of the authority of any such officer to act and may be considered as in full force and effect until receipt of written notice to the contrary by the Trustee. Such instructions may be general or specific in terms.

          7. Indemnification by the Custodian. The Custodian agrees to indemnify the Trustee for any and all liabilities, obligations, losses, damages, payments, costs or expenses of any kind whatsoever which may be imposed on, incurred by or asserted against the Trustee as the Trustee as the result of failure of the Custodian to perform its duties hereunder, provided, however, that the Custodian shall not be liable for any portion of any such liabilities, obligations, losses, damages, payments or costs due to the actions or omissions of the Trustee.

          8. Advice of Counsel. The Custodian and the Trustee further agree that the Custodian shall be entitled to rely and act upon advice of counsel with respect to its performance hereunder as custodian and shall be without liability for any action reasonably taken pursuant to such advice, provided that such action is not in violation of applicable federal or state law.

          9. Effective Period, Termination and Amendment, and Interpretive and Additional Provisions. This Agreement shall become effective as of the date hereof, shall continue in full force and effect until terminated as hereinafter provided, may be amended at any time by mutual agreement of the parties hereto shall terminate concurrently with the Trusteeship Succession and otherwise may be terminated by either party by written notice delivered or mailed to the other party, postage prepaid, termination to take effect no sooner than thirty (30) days after the date of such delivery or mailing. Concurrently with, or as soon as practicable after any termination other than upon Trusteeship Succession, the Custodian shall return the Collateral to the Trustee at such place as the Trustee may reasonably designate. In connection with the administration of this Agreement, the Custodian and the Trustee may agree from time to time upon the interpretation of the provisions of this Agreement as may in their joint opinion be consistent with the general tenor and purposes of this Agreement, any such interpretation to be signed by all parties and annexed hereto.

          10.  Governing Law.   This Agreement shall  be governed
by, and construed in accordance with, the laws of the State of Minnesota.

          11. Notices. Notices and other writings shall be delivered or mailed, postage prepaid, to the Trustee at Bank One, Arizona NA, by mail: Corporate Trust Mortgage Backed Bonds Department (A834), P. O. Box 29559, Phoenix, Arizona 85038; by
delivery:  Corporate Trust   Mortgage Backed Bonds Department,
25th Floor, 241 North Central Avenue, Phoenix, Arizona 85004, or to

                                 9
                           Exhibit 4.7


the Custodian at First Bank National Association, 180 East Fifth Street, St. Paul, Minnesota 55101, Attention: Corporate Trust Agreement, or to such other address as the Trustee or the Custodian may hereafter specify in writing, shall be conclusively presumed to have been duly given hereunder to the respective party, whether or not such party receives such notice.

          12.  Binding Effect.   This Agreement shall  be binding
upon and shall inure to the benefit of the Trustee and the Custodian and their respective successors and assigns.


          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date and year first written above.


     BANK ONE, ARIZONA NA,
       as Trustee under the Indentures
                 referred to above


     By /s/ Susan J. McCord
       Its Vice President

                    By /s/ Anne Aldridge
                      Its Corporate Officer


     FIRST BANK NATIONAL
       ASSOCIATION, as Custodian


     By /s/ Eve D. Kaplan
       Its Vice President

                    By /s/ Sheryl A. Christopherson
                      Its Asst. Vice President

                                10

                           Exhibit 4.7


                         ACKNOWLEDGEMENT

Each of the undersigned does hereby acknowledge and agree to the form and effect of the foregoing Agreement.


AMERICAN SOUTHWEST FINANCIAL
  CORPORATION

By /s/ Jeffrey A. Newman
  Its Senior Vice President


AMERICAN SOUTHWEST FINANCE CO. INC.

By /s/ Jeffrey A. Newman
  Its Senior Vice President


WESTAM MORTGAGE FINANCIAL
   CORPORATION

By /s/ Jeffrey A. Newman
  Its Senior Vice President

                                11
                           Exhibit 4.7


                            SCHEDULE I

                           BOND ISSUES


     ISSUER                                                SERIES

     American Southwest Financial Corporation
                                                       G
                                                       H
                                                       I
                                                       J
                                                       K
                                                       M
                                                       P
                                                       Q
                                                       R
                                                       S
                                                       T
                                                       U
                                                       V
                                                       X
                                                       Y
                                                       Z
                                                       37
                                                       38
                                                       39
                                                       40
                                                       41
                                                       42
                                                       43
                                                       44
                                                       45
                                                       46
                                                       48
                                                       49
                                                       50
                                                       51
                                                       53
                                                       54
                                                       55
                                                       56
                                                       59
                                                       68

     American Southwest Finance Co., Inc.              1984-1

     Westam Mortgage Financial Corporation             W-3


                               12
                           Exhibit 4.7


                           SCHEDULE II

                            INDENTURES


Bond Series     Indenture Date             Supplemental Indenture Date

     G              8/1/84                             10/01/84
     H              8/1/84                             12/01/84
     I              8/1/84                             03/01/85
     J              8/1/84                             04/01/85
     K              8/1/84                             07/01/85
     M              8/1/84                             09/01/85
     P              8/1/84                             12/01/85
     Q              8/1/84                             12/01/85
     R              8/1/84                             12/31/85
     S              8/1/84                             12/31/85
     T              8/1/84                             04/01/86
     U              8/1/84                             03/01/86
     V              8/1/84                             04/01/86
     X              8/1/84                             06/01/86
     Y              8/1/84                             06/01/86
     Z              8/1/84                             07/01/86
     37             8/1/84                             08/01/86
     38             8/1/84                             07/01/86
     39             8/1/84                             08/01/86
     40             8/1/84                             10/01/86
     41             8/1/84                             10/01/86
     42             8/1/84                             11/01/86
     43             8/1/84                             01/01/87
     44             8/1/84                             02/01/87
     45             8/1/84                             02/01/87
     46             8/1/84                             05/01/87
     48             8/1/84                             06/01/87
     49             8/1/84                             05/01/87
     50             8/1/84                             06/01/87
     51             8/1/84                             07/01/87
     53             8/1/84                             07/01/87
     54             8/1/84                             09/01/87
     55             8/1/84                             10/01/87
     56             8/1/84                             10/01/87
     59             8/1/84                             12/01/87
     68             8/1/84                             09/01/88

     1984-1         1/1/84                             None

     W-3            6/1/88                             06/01/88

                               13
                           Exhibit 4.7


                                                            Ex. A

                       Types of Securities

          1.   GNMA I Certificates.

          2.   GNMA II Certificates.

          3.   Freddie Mac Certificates.

          4.   FNMA Certificates.


          The GNMA Certificates (both I and II) are fully-modified mortgage-backed certificates issued by Government
National Mortgage Association.

          The Freddie Mac Certificates are Mortgage Participation
Certificates issued by Federal Home Loan Mortgage Corporation.

          The FNMA Certificates are Guaranteed Mortgage Pass-
Through Certificates issued by Federal National Mortgage
Association.

          The GNMA I and GNMA II Certificates are in certificated form and the remaining securities are in uncertificated, book-entry form.

                               14
                           Exhibit 4.7


                                                            Ex. B

                   Mortgage Loan Document Types

     1.   Promissory Note.

     2.   Deed of Trust or Mortgage.

     3.   Assignment of Deed of Trust or Mortgage.

     4.   Title Policy or commitment therefor.

     5.   Insurance certificates.

     6.   Appraisal.

     7.   PMI or Pool Mortgage Insurance certificate.

     8.   Loan Closing Statement.

                               15
                           Exhibit 4.7


                                                            Ex. C

     Federal Reserve Bank Deliveries:

               ABA 091000022
               First MPLS/TRUST
               AGENT ACCT #         **

     ** to be completed for each Bond Issue Series with the MCPA number set forth on the following two pages.


     FED Wire Instructions:

               ABA 091000022
                    First Bank National Association
                    for further credit to First Trust Acct
                         #180121167365
                         TSU:  Corporate Trust
                         ATTN:  Mary Rodgerson
                              ref. acct. #

                               16
                           Exhibit 4.7


                                                            Ex. D

            INITIAL RECEIPT BY CUSTODIAN OF COLLATERAL

First Bank National Association, as custodian for Bank One,
Arizona NA in its capacity as Trustee, hereby acknowledges receipt and delivery of each item of Collateral identified on the Delivery Notice attached hereto, other than the exceptions set forth on Schedule I attached hereto.

                    FIRST BANK NATIONAL
                      ASSOCIATION, as Custodian


                       By
                       Its

Dated:                        , 1993


                                 17
                           Exhibit 4.7


                                                          Ex. E-1

                         [NAME OF ISSUER]

                      [TITLE OF BOND ISSUE]

          CONFIRMING RECEIPT BY CUSTODIAN OF SECURITIES
                   AND PLEDGED LOAN COLLATERAL


          First Bank National Association, as custodian (the Custodian ) for Bank One, Arizona NA as Trustee under the
Indenture dated as of                          , 19     as
amended to the Delivery Date (the Indenture ), and the Series Indenture Supplement thereto dated as of
, 19     relating to the            Bonds (the Indenture
Supplement ), hereby acknowledges and confirms that:

          1. The Custodian has received delivery of, and has in its possession and custody, each GNMA Certificate, Freddie Mac Certificate and FNMA Certificate (other than in book-entry form)
referred to in Schedules             respectively, to the
Indenture Supplement, that has been certified by the Issuer thereof to be currently outstanding.

          2.   The Custodian has received delivery of required
documents for each Pledged Loan referred to in Schedule      to
the Indenture Supplement that has been certified by American Southwest Financial Corporation to be currently outstanding.

          3. Each such Pledged Loan has been assigned to the Custodian and the assignment forwarded for recording.

          4. Each such GNMA Certificate (other than in book-entry form), Freddie Mac Certificate and FNMA Certificate has been registered in the name of the Custodian or each GNMA Certificate (other than in book-entry form), Freddie Mac Certificate in the possession of the Trustee has attached to it a Form of Detached Assignment (Form PD 1832) or such other form of assignment acceptable to GNMA with respect to the assignment of GNMA Certificates, Freddie Mac with respective to the assignment of Freddie Mac Certificates and FNMA with respect to the assignment of FNMA Certificates, each of which purports to be executed by the registered holder of the respective Certificates, and the Custodian hereby confirms that the following information contained on each such form of assignment is in conformance with what is shown on the face of the Certificates:

            (i)     The pool or group number;

           (ii)     The Certificate number; and

          (iii)     The original principal amount of the Certificate.

                               18
                           Exhibit 4.7


          5.   Each such form of assignment also contains the following:

            (i) The name of the Custodian as the party in whose name the Certificate is to be re-registered;

           (ii)     The address of the Custodian;

          (iii)     The federal tax identification number of the Issuer; and

           (iv) The name and address of the commercial bank or trust company guaranteeing the signature of the assignor.

          6. Each GNMA Certificate in book-entry form has been confirmed by the Custodian in writing by the financial intermediary acting as depository (the Depository ), which has represented to the Custodian that it is an appropriate depository
(as such term is defined in 1 CFR 462.4(b) and 24 CFR 81.44(b)), as having been identified, pursuant to appropriate notice, by book-entry or otherwise by the Depository as in the name of the Custodian, as pledgee.

          7. Each such book-entry GNMA Certificate has been confirmed to the Custodian in writing by the Depository as having been registered in the name of the Depository in an appropriate book-entry account with a Federal Reserve Bank which maintains such accounts.

          8. The Custodian further acknowledges that it has received custody and holds each such GNMA Certificate, Freddie
Mac Certificate, FNMA Certificate and Pledged Loan in good faith and without notice of any adverse claim.

                              FIRST BANK NATIONAL
                                ASSOCIATION, as Custodian

                              By________________________

Dated:_______________________, 1993

                                  19
                               Exhibit 4.7

                                                          Ex. E-2

                         [NAME OF ISSUER]

                      [TITLE OF BOND ISSUE]

   CONFIRMING RECEIPT BY CUSTODIAN OF CASH, CASH INVESTMENTS,
     LETTERS OF CREDIT, SURETY BONDS, REINVESTMENT AGREEMENT,
           INSURANCE POLICIES AND AGREEMENTS COLLATERAL


          First Bank National Association, as custodian (the Custodian ) for Bank One Arizona NA as Trustee under the
Indenture dated as of _________________ , 19__   as
amended to date (the Indenture ), and the Series ___ indenture supplement thereto dated as of__________________ , 19__ relating to the ____________ Bonds (the Indenture Supplement ), hereby acknowledges receipt and delivery of the Cash, Cash Investments, Letters of Credit, Surety Bonds and/or Reinvestment Agreement, Insurance Policies, and/or Agreements that are currently pledged to secure the Bonds, as certified by the Issuer thereof, and certifies that it has acquired custody of such Collateral in good faith and without notice of any adverse claim.


                              FIRST BANK NATIONAL
                                ASSOCIATION, as Custodian


                              By
                                 Its


Dated: _____________________ , 1993

                              20
                           Exhibit 4.7


                                                            Ex. F

                     Types of Trust Accounts

     1.   Mortgage Collateral Proceeds Account.

     2.   Supplemental Debt Service Fund.

     3.   Buy-Down Debt Service Fund.

     4.   Reserve Fund.

     5.   Prepayment Provision Reserve Account.

     6.   Supplemental Custodial Reserve Fund.

     7.   Prepayment Account.

                                 21
                           Exhibit 4.7


                                                        Exhibit B

                    REGISTRAR AGENCY AGREEMENT

                   Dated as of August 31, 1993

          Bank  One,  Arizona  NA,  ( Trustee ),  and First  Bank
National  Association,   a  national  banking   association  (the
 Agent ), agree as follows:

          WHEREAS, the Trustee currently is trustee for each of the bond issues identified on Schedule I hereto (the Bond Issues ) pursuant to the Bond Indentures and Supplemental Indentures set forth on Schedule II hereto (the Indentures ), and in connection therewith, the Trustee acts as bond registrar and transfer agent for each Bond Issue.

          WHEREAS, the Trustee intends to resign as trustee, and Agent anticipates being appointed and accepting as successor trustee, under each of the Indentures (the Trusteeship Succession ), and to facilitate transition of bond registrar and transfer agent functions, the parties desire that Agent shall act as the Trustee s agent to perform such functions prior to the Trusteeship Succession, in accordance with the procedures set forth in the Indentures, and terms and conditions herein.

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements hereinafter set forth, the Agent and the Trustee agree as follows:

          1. Appointment as Agent. Subject to the terms and conditions herein, the Trustee hereby appoints the Agent, and the Agent hereby accepts such appointment, as the Trustee s registrar agent to perform all bond registration, transfer, exchange, authentication and recordkeeping functions of the registrar and transfer agent ( Registrar Functions ) for each Bond Issue as provided in the related Indenture, commencing for each Bond Issue on the date (a Commencement Date ) specified for such Bond Issue on Schedule III attached hereto and continuing until Trusteeship Succession or prior termination of this Agreement.

          2. Transfer of Registration Information. At least [five] business days prior to the related Commencement Date, the Trustee will provide the Agent with all bond registration, information, for each Bond Issue in hard copy format compatible with Agent s Bond Master processing system, together with canceled bond records and unissued bond certificate inventory, all as necessary or appropriate for Agent to perform Registrar Functions for the Bond Issues on behalf of the Trustee. The Trustee shall be responsible for loss, theft or destruction of bond registration records and certificates inventory prior to receipt thereof by the Agent.

          3.   Bond  Certificate  Delivery.   From and  after the
Commencement Date, Agent shall receive Bond Issue certificates for transfer or exchange at its offices in St. Paul, Minnesota, delivered to the following addresses:

     Mail Delivery                      Hand Delivery
     First Bank National                First Bank National Association
       Association                      Corporate Trust Department
     P.O. Box 64111                     180 East Fifth Street
     St. Paul, Minnesota 55764          St. Paul, Minnesota 55701

                               22
                           Exhibit 4.7


The  Trustee shall forward to  the Agent for  processing all Bond
Issue certificates received by the Trustee for transfer or exchange or other Registrar Functions.

          4. Instructions; Authority to Act. Trustee may direct any particular aspect of the Agent s Registrar Functions by providing instructions to Agent. The Agent shall be deemed to have received proper instructions with respect to the Registrar Functions upon its confirmation of its receipt of written instructions signed by a Responsible Officer of the Trustee. All such instructions shall contain receipt provisions which the Agent shall countersign as such receipt confirmation. A certified copy of a resolution of the Board of Directors of the Trustee may be received and accepted by the Agent as conclusive evidence of the authority of any such officer to act and may be considered as in full force and effect until receipt of written notice to the contrary by the Trustee. Such instructions may be general or specific in terms.

          5. Indemnification by the Agent. The Agent agrees to indemnify the Trustee for any and all liabilities, obligations, losses, damages, payments, costs or expenses of any kind whatsoever which may be imposed on, incurred by or asserted against the Trustee as the Trustee as the result of failure of the Agent to perform its duties hereunder, provided, however, that the Agent shall not be liable for any portion of any such liabilities, obligations, losses, damages, payments or costs due to the actions or omissions of the Trustee.

          6. Advice of Counsel. The Agent and the Trustee further agree that the Agent shall be entitled to rely and act upon advice of counsel with respect to its performance hereunder as custodian and shall be without liability for any action reasonably taken pursuant to such advice, provided that such action is not in violation of applicable federal or state law.

          7. Effective Period, Termination and Amendment, and Interpretive and Additional Provisions. This Agreement shall become effective as of the date hereof, shall continue in full force and effect until terminated as hereinafter provided, may be amended at any time by mutual agreement of the parties hereto shall terminate concurrently with the Trusteeship Succession and otherwise may be terminated by either party by written notice delivered or mailed to the other party, postage prepaid, termination to take effect no sooner than thirty (30) days after the date of such delivery or mailing. Concurrently with, or as soon as practicable after any termination other than upon
Trusteeship Succession, the Agent shall return all bond registration information to the Trustee at such place as the Trustee may reasonably designate. In connection with the administration of this Agreement, the Agent and the Trustee may agree from time to time upon the interpretation of the provisions of this Agreement as may in their joint opinion be consistent with the general tenor and purposes of this Agreement, any such interpretation to be signed by all parties and annexed hereto.

          8.   Governing Law.   This Agreement shall  be governed
by, and construed in accordance with, the laws of the State of Minnesota.

          9.   Notices.    Notices and  other  writings  shall be
delivered or mailed, postage prepaid, to the Trustee at Bank One, Arizona NA, by mail: Corporate Trust -

                                23
                            Exhibit 4.7


Mortgage Backed Bonds Department (A834), P.O. Box 29559, Phoenix, Arizona 85038; by delivery: Corporate Trust Mortgage Backed Bonds Department, 25th Floor, 241 North Central Avenue, Phoenix, Arizona 85004 Attention: Corporate Trust Department, or to the Agent at First Bank National Association, 180 East Fifth Street, St. Paul, Minnesota 55101, Attention: Corporate Trust Agreement, or to such other address as the Trustee or the Agent may hereafter specify in writing, shall be conclusively presumed to have bene duly given hereunder to the respective party, whether or not such party receives such notice.

          10.  Binding Effect.   This Agreement shall be  binding
upon and shall inure to the benefit of the Trustee and the Agent and their respective successors and assigns.


FIRST BANK NATIONAL                BANK ONE, ARIZONA NA,
  ASSOCIATION, as Agent            as Trustee under the Indentures
                                   referred to above

By  /s/ Eve D. Kaplan              By  /s/ Susan J. McCord
  Its Vice President                      Its Vice President


By  /s/ Sheryl A. Christopherson        By  /s/ Anne Aldridge
  Its Asst. Vice President                Its Corporate Officer

                               24
                           Exhibit 4.7


                            SCHEDULE I

                           BOND ISSUES


     ISSUER                                            SERIES

     American Southwest Financial Corporation
                                                       G
                                                       H
                                                       I
                                                       J
                                                       K
                                                       M
                                                       P
                                                       Q
                                                       R
                                                       S
                                                       T
                                                       U
                                                       V
                                                       X
                                                       Y
                                                       Z
                                                       37
                                                       38
                                                       39
                                                       40
                                                       41
                                                       42
                                                       43
                                                       44
                                                       45
                                                       46
                                                       48
                                                       49
                                                       50
                                                       51
                                                       53
                                                       54
                                                       55
                                                       56
                                                       59
                                                       68

     American Southwest Finance Co., Inc.              1984-1

     Westam Mortgage Financial Corporation             W-3

                                25
                           Exhibit 4.7


                           SCHEDULE II

                            INDENTURES


Bond Series         Indenture Date         Supplemental Indenture Date

     G              8/1/84                             10/01/84
     H              8/1/84                             12/01/84
     I              8/1/84                             03/01/85
     J              8/1/84                             04/01/85
     K              8/1/84                             07/01/85
     M              8/1/84                             09/01/85
     P              8/1/84                             12/01/85
     Q              8/1/84                             12/01/85
     R              8/1/84                             12/31/85
     S              8/1/84                             12/31/85
     T              8/1/84                             04/01/86
     U              8/1/84                             03/01/86
     V              8/1/84                             04/01/86
     X              8/1/84                             06/01/86
     Y              8/1/84                             06/01/86
     Z              8/1/84                             07/01/86
     37             8/1/84                             08/01/86
     38             8/1/84                             07/01/86
     39             8/1/84                             08/01/86
     40             8/1/84                             10/01/86
     41             8/1/84                             10/01/86
     42             8/1/84                             11/01/86
     43             8/1/84                             01/01/87
     44             8/1/84                             02/01/87
     45             8/1/84                             02/01/87
     46             8/1/84                             05/01/87
     48             8/1/84                             06/01/87
     49             8/1/84                             05/01/87
     50             8/1/84                             06/01/87
     51             8/1/84                             07/01/87
     53             8/1/84                             07/01/87
     54             8/1/84                             09/01/87
     55             8/1/84                             10/01/87
     56             8/1/84                             10/01/87
     59             8/1/84                             12/01/87
     68             8/1/84                             09/01/88

     1984-1         1/1/84                             None

     W-3            6/1/88                             06/01/88

                               26
                           Exhibit 4.7


                                                        Exhibit C

                     PAYING AGENCY AGREEMENT

                  Dated as of September 30, 1993



          Bank One, Arizona, NA, ( Trustee ), American Southwest Financial Corporation, American Southwest Finance Co. and Westam Mortgage Financial Corporation (collectively, the Issuers ) and First Bank National Association, (the Agent ), agree as follows:

          WHEREAS, the Trustee currently is trustee for each of the bond issues identified on Schedule I hereto (the Bond Issues ) pursuant to the respective Bond Indentures between the Issuers and The Valley National Bank of Arizona (the Original Indentures ) and Supplemental Indentures set forth on Schedule II hereto (together with the Original Indenture collectively, the
 Indentures ), and in connection therewith, the Trustee acts as paying agent for each Bond Issue.

          WHEREAS, the Trustee intends to resign as trustee, and the Issuers anticipate appointing Agent and Agent anticipates accepting as successor trustee, under each of the Indentures (the
 Trusteeship Succession ), and to facilitate transition of bond paying agent functions, the parties desire that Agent shall act as the paying agent to perform such functions prior to and after the Trusteeship Succession, in accordance with the procedures set forth in the Indentures, and terms and conditions herein.

          WHEREAS, the Trustee and the Agent have entered into that certain Collateral Custody and Verification Agreement dated as of August 31, 1993 (the Collateral Agreement ) to provide for the transfer of Bond Issue collateral to the Agent and the establishment of separate trust accounts to which such collateral, and cash received with respect to collateral, is credited by the Agent.

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements hereinafter set forth, the Agent, the Issuers and the Trustee agree as follows:

          1. Appointment as Agent. Subject to the terms and conditions herein, the Issuers hereby appoints the Agent, and the Agent hereby accepts such appointment, as the paying agent under
Section 9.02 of each of the Original Indentures to perform the payment and recordkeeping functions thereof ( Paying Functions ) for each Bond Issue as provided in the related Indenture, commencing for each Bond Issue on October 1, 1993 ( Commencement Date ) and continuing until termination of this Agreement.

          2. Transfer of Payment Information. At least ten business days prior to the Commencement Date, the Trustee will provide the Agent with all bond ownership and payment information for each Bond Issue in hard copy format and compatible with Agent s Bond Master processing system, all as necessary or appropriate for Agent to perform Paying Functions for the Bond Issues on behalf of the Issuer. As part of the said bond payment information, the Trustee will provide and certify to the Agent for each Bond Issue (i) the name and address of each registered bondholder, (ii) the

                                 27
                            Exhibit 4.7

principal amount of bonds with the same maturity date owned by such bondholder, (iii) the IRS Taxpayer Identification Number of such bondholder and (iv) whether or not an IRS Form W-9 has been received from, making back-up withholding not required for, such bondholder.

          At least  ten business  days prior to  the Commencement
Date, the Issuers will provide and certify to the Agent for each Bond Issue the aggregate outstanding principal amount of bonds with the same maturity date, as of September 1, 1993.

          3. Payment Information Reconciliation. Within seven business days following receipt of complete bond payment information, as described in paragraph 2 above, for each Bond Issue, the Agent will reconcile (i) the total of Bondholders principal balances with the same maturity date as provided by the Trustee (ii) with the aggregate principal balances for such maturity date provided by the Issuers. Within three business days of discovering any discrepancy in such principal balance information or in other bond paying information, the Agent will advise the Trustee and the Issuers. All such discrepancies shall be resolved and corrected prior to Trusteeship Succession for all Bond Issues.

          4. Trust Account Payments. The Agent shall liquidate investments and withdraw monies to pay Bond Issue principal and interest as due, from the appropriate trust accounts established by the Agent under the Collateral Agreement prior to Trusteeship Succession and by the Agent as successor trustee under the Indentures following Trusteeship Succession.

          5. Payment Reports. The Issuers shall provide payment and disbursement reports to the Agent in the form and manner as heretofore provided to the Trustee, setting forth the amounts of bondholder payments, releases of surplus funds and expense payments and payees.

          6. Advice of Counsel. The parties further agree that the Agent shall be entitled to rely and act upon advice of counsel with respect to its performance hereunder as paying agent and shall be without liability for any action reasonably taken pursuant to such advice, provided that such action is not in violation of applicable federal or state law.

          7. Effective Period, Termination and Amendment, and Interpretive and Additional Provisions. This Agreement shall become effective as of the date hereof, shall continue in full force and effect until terminated as hereinafter provided, and may be amended at any time by mutual agreement of the parties hereto. This Agreement may be terminated by either the Issuers or the Agent by written notice delivered or mailed to the other parties, postage prepaid, termination to take effect no sooner than thirty (30) days after the date of such delivery or mailing. Concurrently with, or as soon as practicable after any termination, the Agent shall transfer all bond payment information to such successor paying agent as the Issuers shall designate. In connection with the administration of this Agreement, the Agent, the Issuers and the Trustee may agree from time to time upon the interpretation of the provisions of this Agreement as may in their joint opinion be consistent with the general tenor and purposes of this Agreement, any such interpretation to be signed by all parties and

                              28
                           Exhibit 4.7

annexed  hereto.   Following  Trusteeship  Succession, Bank  One,
Arizona, NA shall have no further rights or responsibilities hereunder.

          8.   Governing Law.   This Agreement shall be  governed
by, and construed in accordance with, the laws of the State of Arizona.

          9. Notices. Notices and other writings shall be delivered or mailed, postage prepaid, to the Trustee at Bank One, Arizona, NA, by mail: Corporate Trust Mortgage Backed Bonds Department (A834), P. O. Box 29559, Phoenix, Arizona 85038; by delivery: Corporate Trust Mortgage Backed Bonds Department, 25th Floor, 241 North Central Avenue, Phoenix, Arizona 85004
Attention: Corporate Trust Department, to the Issuer at 2390 East Camelback Road, Suite 225, Phoenix, Arizona 85016, or to the Agent at First Bank National Association, 180 East Fifth Street, St. Paul, Minnesota 55101, Attention: Corporate Trust Agreement, to the Issuer or to such other address as the Trustee or the Agent may hereafter specify in writing, shall be conclusively presumed to have bene duly given hereunder to the respective party, whether or not such party receives such notice.

          10.  Binding Effect.   This Agreement shall  be binding
upon and shall inure to the benefit of the Trustee, Issuer and the Agent and their respective successors and assigns.


                         BANK ONE, ARIZONA, NA,
                           as Trustee under the Indentures
                           referred to above

                         By /s/ Susan J. McCord
                         Its Vice President

                         FIRST BANK NATIONAL ASSOCIATION,
                           as Agent

                         By /s/ Eve D. Kaplan
                         Its Vice President


                         AMERICAN SOUTHWEST FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                              29
                           Exhibit 4.7


                         AMERICAN SOUTHWEST FINANCE CO., INC.


                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         WESTAM MORTGAGE FINANCIAL CORPORATION


                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                               30
                           Exhibit 4.7


                            SCHEDULE I

                           BOND ISSUES


     ISSUER                                            SERIES

     American Southwest Financial Corporation
                                                       G
                                                       H
                                                       I
                                                       J
                                                       K
                                                       M
                                                       P
                                                       Q
                                                       R
                                                       S
                                                       T
                                                       U
                                                       V
                                                       X
                                                       Y
                                                       Z
                                                       37
                                                       38
                                                       39
                                                       40
                                                       41
                                                       42
                                                       43
                                                       44
                                                       45
                                                       46
                                                       48
                                                       49
                                                       50
                                                       51
                                                       53
                                                       54
                                                       55
                                                       56
                                                       59
                                                       68

     American Southwest Finance Co., Inc.              1984-1

     Westam Mortgage Financial Corporation             W-3

                                 31
                              Exhibit 4.7

                         SCHEDULE II

                           INDENTURES

Bond Series         Indenture Date           Supplemental Indenture Date

     G              8/1/84                             10/01/84
     H              8/1/84                             12/01/84
     I              8/1/84                             03/01/85
     J              8/1/84                             04/01/85
     K              8/1/84                             07/01/85
     M              8/1/84                             09/01/85
     P              8/1/84                             12/01/85
     Q              8/1/84                             12/01/85
     R              8/1/84                             12/31/85
     S              8/1/84                             12/31/85
     T              8/1/84                             04/01/86
     U              8/1/84                             03/01/86
     V              8/1/84                             04/01/86
     X              8/1/84                             06/01/86
     Y              8/1/84                             06/01/86
     Z              8/1/84                             07/01/86
     37             8/1/84                             08/01/86
     38             8/1/84                             07/01/86
     39             8/1/84                             08/01/86
     40             8/1/84                             10/01/86
     41             8/1/84                             10/01/86
     42             8/1/84                             11/01/86
     43             8/1/84                             01/01/87
     44             8/1/84                             02/01/87
     45             8/1/84                             02/01/87
     46             8/1/84                             05/01/87
     48             8/1/84                             06/01/87
     49             8/1/84                             05/01/87
     50             8/1/84                             06/01/87
     51             8/1/84                             07/01/87
     53             8/1/84                             07/01/87
     54             8/1/84                             09/01/87
     55             8/1/84                             10/01/87
     56             8/1/84                             10/01/87
     59             8/1/84                             12/01/87
     68             8/1/84                             09/01/88

     1984-1         1/1/84                             None

     W-3            6/1/88                             06/01/88

                               32
                           Exhibit 4.7


                                                      EXHIBIT D-1






September 2, 1992


Mr. G. Thomas Eggebrecht
American Southwest Financial Corporation
American Southwest Finance Co., Inc.
Westam Mortgage Financial Corporation
2390 East Camelback Road, Suite 225
Phoenix, AZ  85016

Dear Mr. Eggebrecht:

After long and careful consideration, Valley National Bank had made difficult decision to cease bond trustee activity in the collateralized mortgage obligation ("CMO") field. We have become increasingly aware that we lack the economics of scale available to larger CMO trustees and cannot compete effectively given the fees bid in today's marketplace. We therefore, tender our resignation as Trustee of the bond issues of American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage Financial Corporation effective January 1, 1993.

We have enjoyed the many years of working with American Southwest Financial Corporation, American Southwest Finance Co., Inc. and Westam Mortgage Financial Corporation. The professionalism of the staff has been exemplary and we will miss them all. Our association has also provided us with the privilege to meet people and develop working relationships throughout the country which would otherwise have been missed. We will take every opportunity to make the transition to your selected successor trustee as smooth and uneventful as possible.

Very truly yours,

/s/ Susan J. McCord
Susan J. McCord
Vice President

SJM/prs
                               33
                           Exhibit 4.7


                                                      EXHIBIT D-2

                  SUCCESSOR TRUSTEE APPOINTMENT

First Bank National Association
First Trust Center
180 East Fifth Street
St. Paul, MN   55101

Bank One, Arizona, NA
241 North Central Avenue
Phoenix, AZ  85016


Ladies and Gentlemen:

     Having received notice of the resignation of Bank One, Arizona, NA as Trustee for each of the Bond issues identified on
Schedule I attached hereto (the "Bond Issues"), each of the undersigned, with respect to the Bond Issues for which it is the issuer as indicated on the said Schedule I, does hereby appoint First Bank National Association as successor Trustee for the Bond Issues pursuant to the respective Bond Indentures and Supplemental Indentures set forth on Schedule II hereto, such appointment to become effective upon acceptance by First Bank National Association and delivery to Bank One, Arizona, NA of executed instruments evidencing this appointment and such acceptance.

          In Witness Whereof, each of the undersigned has duly executed and delivered this Appointment on December 28, 1993.


                         AMERICAN SOUTHWEST FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         AMERICAN SOUTHWEST FINANCE CO., INC.

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         WESTAM MORTGAGE FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                                34
                           Exhibit 4.7


                            SCHEDULE I

                           BOND ISSUES


     ISSUER                                            SERIES

     American Southwest Financial Corporation
                                                       G
                                                       H
                                                       I
                                                       J
                                                       K
                                                       M
                                                       P
                                                       Q
                                                       R
                                                       S
                                                       T
                                                       U
                                                       V
                                                       X
                                                       Y
                                                       Z
                                                       37
                                                       38
                                                       39
                                                       40
                                                       41
                                                       42
                                                       43
                                                       44
                                                       45
                                                       46
                                                       48
                                                       49
                                                       50
                                                       51
                                                       53
                                                       54
                                                       55
                                                       56
                                                       59
                                                       68

     American Southwest Finance Co., Inc.              1984-1

     Westam Mortgage Financial Corporation             W-3

                                 35
                           Exhibit 4.7


                           SCHEDULE II

                            INDENTURES


Bond Series         Indenture Date           Supplemental Indenture Date

     G              8/1/84                             10/01/84
     H              8/1/84                             12/01/84
     I              8/1/84                             03/01/85
     J              8/1/84                             04/01/85
     K              8/1/84                             07/01/85
     M              8/1/84                             09/01/85
     P              8/1/84                             12/01/85
     Q              8/1/84                             12/01/85
     R              8/1/84                             12/31/85
     S              8/1/84                             12/31/85
     T              8/1/84                             04/01/86
     U              8/1/84                             03/01/86
     V              8/1/84                             04/01/86
     X              8/1/84                             06/01/86
     Y              8/1/84                             06/01/86
     Z              8/1/84                             07/01/86
     37             8/1/84                             08/01/86
     38             8/1/84                             07/01/86
     39             8/1/84                             08/01/86
     40             8/1/84                             10/01/86
     41             8/1/84                             10/01/86
     42             8/1/84                             11/01/86
     43             8/1/84                             01/01/87
     44             8/1/84                             02/01/87
     45             8/1/84                             02/01/87
     46             8/1/84                             05/01/87
     48             8/1/84                             06/01/87
     49             8/1/84                             05/01/87
     50             8/1/84                             06/01/87
     51             8/1/84                             07/01/87
     53             8/1/84                             07/01/87
     54             8/1/84                             09/01/87
     55             8/1/84                             10/01/87
     56             8/1/84                             10/01/87
     59             8/1/84                             12/01/87
     68             8/1/84                             09/01/88

     1984-1         1/1/84                             None

     W-3            6/1/88                             06/01/88

                               36
                           Exhibit 4.7


                                                      EXHIBIT D-3


                   SUCCESSOR TRUSTEE ACCEPTANCE



American Southwest Financial Corporation
American Southwest Finance Co., Inc.
Westam Mortgage Financial Corporation
2390 Camelback Road
Suite 225
Phoenix, AZ  85016

Bank One, Arizona NA
241 North Central Avenue
Phoenix, AZ  85016

Ladies and Gentlemen:

     First Bank National Association, a national banking association, does hereby accept appointment and agrees to serve as successor Trustee for each of the Bond issues identified on
Schedule I hereto pursuant to the respective Bond Indentures and Supplemental Indentures set forth on Schedule II hereto, subject to the provisions of such documents but without responsibility or liability for the actions or omissions of the prior Trustee thereunder.

     In Witness Whereof, First Bank National Association has caused this Acceptance to be duly executed and delivered on December 28, 1993.

                              FIRST BANK NATIONAL
                                ASSOCIATION


                              By  /s/ Eve D. Kaplan
                                Its Vice President


                              By  /s/ Lynn M. Steiner
                                Its Trust Officer


                               37
                           Exhibit 4.7


                            SCHEDULE I

                           BOND ISSUES


     ISSUER                                            SERIES

     American Southwest Financial Corporation
                                                       G
                                                       H
                                                       I
                                                       J
                                                       K
                                                       M
                                                       P
                                                       Q
                                                       R
                                                       S
                                                       T
                                                       U
                                                       V
                                                       X
                                                       Y
                                                       Z
                                                       37
                                                       38
                                                       39
                                                       40
                                                       41
                                                       42
                                                       43
                                                       44
                                                       45
                                                       46
                                                       48
                                                       49
                                                       50
                                                       51
                                                       53
                                                       54
                                                       55
                                                       56
                                                       59
                                                       68

     American Southwest Finance Co., Inc.              1984-1

     Westam Mortgage Financial Corporation             W-3

                               38
                           Exhibit 4.7


                           SCHEDULE II

                            INDENTURES


Bond Series         Indenture Date           Supplemental Indenture Date

     G              8/1/84                             10/01/84
     H              8/1/84                             12/01/84
     I              8/1/84                             03/01/85
     J              8/1/84                             04/01/85
     K              8/1/84                             07/01/85
     M              8/1/84                             09/01/85
     P              8/1/84                             12/01/85
     Q              8/1/84                             12/01/85
     R              8/1/84                             12/31/85
     S              8/1/84                             12/31/85
     T              8/1/84                             04/01/86
     U              8/1/84                             03/01/86
     V              8/1/84                             04/01/86
     X              8/1/84                             06/01/86
     Y              8/1/84                             06/01/86
     Z              8/1/84                             07/01/86
     37             8/1/84                             08/01/86
     38             8/1/84                             07/01/86
     39             8/1/84                             08/01/86
     40             8/1/84                             10/01/86
     41             8/1/84                             10/01/86
     42             8/1/84                             11/01/86
     43             8/1/84                             01/01/87
     44             8/1/84                             02/01/87
     45             8/1/84                             02/01/87
     46             8/1/84                             05/01/87
     48             8/1/84                             06/01/87
     49             8/1/84                             05/01/87
     50             8/1/84                             06/01/87
     51             8/1/84                             07/01/87
     53             8/1/84                             07/01/87
     54             8/1/84                             09/01/87
     55             8/1/84                             10/01/87
     56             8/1/84                             10/01/87
     59             8/1/84                             12/01/87
     68             8/1/84                             09/01/88

     1984-1         1/1/84                             None

     W-3            6/1/88                             06/01/88

                                39
                           Exhibit 4.7


                CONFIRMATION AND FIRST AMENDMENT
                               TO
                 TRUSTEESHIP SUCCESSION AGREEMENT


          BANK ONE, ARIZONA, NA ( Bank One ), FIRST BANK NATIONAL ASSOCIATION ( First Bank ) and AMERICAN SOUTHWEST FINANCIAL CORPORATION, AMERICAN SOUTHWEST FINANCE CO., INC. and WESTAM MORTGAGE FINANCIAL CORPORATION (collectively, the Issuers ), hereby amend that certain Trusteeship Succession Agreement, among the parties hereto (the Trusteeship Succession Agreement ), as follows:

          1. All terms and provisions of the Trusteeship Succession Agreement, to the extent not modified by this Confirmation and First Amendment, are hereby confirmed to be in full force and effect. All capitalized terms used in this Confirmation and First Amendment shall have the meaning ascribed thereto in the Trusteeship Succession Agreement.

          2. Bank One has previously resigned as trustee for each Bond Issue by its execution and delivery to the Issuers of a letter, a copy of which is attached hereto as Exhibit D-1. Effective on December 28, 1993, the Issuers shall appoint First Bank as successor trustee for each Bond Issue by execution and delivery to Bank One and to First Bank of a Trustee Appointment in the form attached to the Trusteeship Succession Agreement as Exhibit D-2, and First Bank shall accept such appointment as Successor Trustee for each Bond Issue by its execution and delivery to Bank One and to the Issuers of a Trustee Acceptance instrument in the form attached to the Trusteeship Succession Agreement as Exhibit D-3.

          3. Certified lists of Bond Issue Collateral received by First Trust identify certain items of Collateral that have not been transferred to First Bank because such Collateral has been sold or the related Bond Issue is not subject to the Trusteeship Succession. In addition, such certified lists of Collateral contain certain incorrect factors or original face amounts. Bank One, First Bank and the Issuers agree that such certified list Collateral discrepancies will be corrected or reconciled following Trusteeship Succession through the diligent and good faith efforts of each party to be concluded no later than March 1, 1994.

          4. First Bank has received delivery of document files for all Pledged Loans, other than the Pledged Loans identified on Exhibit A hereto (the "Undelivered Files"), but final review of such files is not complete. Undelivered Files shall be delivered to First Bank no later than January 15, 1994. Pledged Loan document file review will be completed by First Bank, and document delivery exceptions identified to Bank One and the Issuers, no later than January 30, 1994 and replacement of missing documents, or correction of incomplete or defective documents will be undertaken by First Bank; provided, however, that Bank One shall not hereby be released from any liability for which it could be liable under the Indentures for any financial loss resulting from, and the Issuers shall pay all costs related to obtaining certified copies of documents filed of public record evidencing correction of such Pledged Loan document exceptions.

          5. First Bank by March 1, 1994, shall review the contents of Bond Issue records, correspondence and statements not constituting Collateral and request receipt from Bank One of missing information. Bank One shall deliver to First Bank by April 1,

                            Exhibit 4.8

1994, any information so requested to the extent such information is in the possession of Bank One and is not privileged.

          6. On or before January 30, 1994, the Issuers and First Bank shall use their best efforts to execute and deliver supplemental indentures to the Indentures, consistent with the amendment terms thereof, providing for modified financial and distribution reports to the Trustee from the Issuers conforming Indenture provisions to current reporting practices and formats.

          7. On or before January 10, 1994, First Bank will identify in writing to Bank One certain Uniform Commercial Code financing statements that were previously filed with respect to certain Collateral and have lapsed without continuation or without new financing statement filing. On or before February 1, 1994, Bank One will provide First Bank with filed copies of financing statements reestablishing perfection of such liens in the related Collateral, and the Issuers, to the extent not previously addressed in an opinion delivered to Bank One, shall provide First Bank with an opinion of counsel that such Collateral liens are perfected, first priority security interests.

          8. On or before January 20 , 1994, Bank One shall execute and the Issuers shall file of record assignments to First Bank, as trustee, of those Uniform Commercial Code financing statements currently in effect that must be so assigned to perfect such trustee s security interests in the Collateral. On or before January 30, 1994, the Issuers shall execute and file in the office of Secretary of State of the State of Minnesota, Uniform Commercial Code financing statements naming First Bank, as trustee, as secured party for all Collateral for which lien perfection is accomplished by such financing statement filing. On or before February 15, 1994, the Issuers shall provide to First Bank an opinion of counsel under the laws of all governing jurisdictions other than Minnesota, and First Bank shall obtain an opinion from its counsel under the laws of Minnesota, to the effect that First Bank as trustee under the Indentures, holds valid, perfected, first priority security interests in the Collateral under the governing Uniform Commercial Code.

          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Confirmation and First Amendment to Trusteeship Succession Agreement as of December 28, 1993.


                         BANK ONE, ARIZONA, NA,
                           as Trustee under the Indentures
                           referred to above


                         By /s/ Susan J. McCord
                         Its Vice President

                                2
                           Exhibit 4.8



                         FIRST BANK NATIONAL ASSOCIATION,
                           as Agent

                         By /s/ Eve D. Kaplan
                         Its Vice President


                         AMERICAN SOUTHWEST FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         AMERICAN SOUTHWEST FINANCE CO., INC.

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President


                         WESTAM MORTGAGE FINANCIAL CORPORATION

                         By /s/ Jeffrey A. Newman
                         Its Senior Vice President

                                3
                           Exhibit 4.8


                            EXHIBIT A


The following pledged loan files have not been delivered to First
Bank as of 12/27/93.


Undelivered Files

Series I:      4513273   Callahan

Series K:      8117101   Day
               8117201   Buchanan
               8117303   Mauritson
               8117306   Uible
               8118206   Berlowitz

Series P:      1020512   Buckley

Series T:      310309    Sanders
               3231685   Rockman

Series 42:     1022085   Lozano

Series 46:     7600099   Aragon

                               4
                           Exhibit 4.8


                     AGREEMENT AND ASSIGNMENT


     AGREEMENT AND ASSIGNMENT dated as of the 26th day of October, 1994 by and between American Southwest Financial Corporation, an Arizona corporation (hereinafter called "Assignor") and American Southwest Finance Co., Inc., an Arizona corporation (hereinafter called "Assignee").

     WHEREAS, Assignor is a party to various funding agreements between itself and KBASW Mortgage Acceptance Corporation, a California corporation ("KBASW"), all of which are identified in Schedule A hereto (collectively, the "Funding Agreements"). The Funding Agreements were entered into between Assignor and KBASW in connection with the issuance by Assignor of various series of its Mortgage-Collateralized Bonds (all such series of bonds are collectively referred to as the "Bonds" and are identified on Schedule A hereto). Under the terms of the Funding Agreements, Assignor agreed to issue the Bonds and to loan to KBASW a portion of the proceeds of the Bond offerings (all such loans are collectively referred to as the "Loans") for application and payment by KBASW solely for the purposes enumerated in the Funding Agreements. As collateral security for repayment of the Loans and the performance by KBASW thereunder, KBASW did grant unto Assignor a security interest in the Collateral, which included the Mortgage Collateral (each as defined in the Funding Agreements).

     WHEREAS, consistent with the terms of the Funding Agreements, the Bonds were issued pursuant to certain indentures (collectively referred to as the "Indentures"), by and between Assignor and The Valley National Bank of Arizona (now known as Bank One, Arizona, NA), as Trustee, and as collateral security for the Bonds, Assignor repledged to the Trustee the security interest in the Mortgage Collateral created by KBASW in favor of Assignor, to the extent provided in the Indentures, together with Assignor's security interest in the other collateral pledged to Assignor by other limited purpose finance companies.

     WHEREAS, under the Funding Agreements, KBASW agreed to repay the Loans by causing payments on the Mortgage Collateral to be made directly to Trustee on behalf of Assignor.

     WHEREAS, the Bonds secured by such Funding Agreements have been paid or redeemed in full and such Funding Agreements have been released from the lien of the Indentures; however, the Loans continue to be paid in accordance with the terms of the respective Funding Agreements.

     WHEREAS, Assignor desires to assign, transfer and convey its rights and obligations under the Funding Agreements to Assignee and Assignee desires to acquire and assume such rights and obligations.

     NOW  THEREFORE, in consideration of the foregoing and of the mutual agreements  hereinafter contained, and for  other good and
valuable   consideration,  the   receipt  of   which  is   hereby
acknowledged, the parties hereto agree as follows:


     1. Assignment and Transfer by Assignor to Assignee of the Funding Agreement Rights.

     Assignor  hereby assigns, transfers and conveys to Assignee,
effective  as  of  the  date   of  this  Agreement,  the  Funding
Agreements in  exchange for  Assignee's delivery of  the Purchase
Price in accordance with Section 2 hereof.

     2.   Purchase Price.

     In exchange for the assignment provided in Section 1 hereof, Assignee shall pay to Assignor the sum of Two Million Three Hundred Sixty-Eight Thousand Six Hundred Sixty-One Dollars ($2,368,661) of which $607,157 shall be paid in cash (receipt of which is hereby acknowledged), $1,276,741 shall be paid by the cancellation of debt owed by Assignor to Assignee and $484,767 shall be paid pursuant to an unsecured note which shall bear interest at the prime rate as published in the Wall Street Journal.

     3.   Assumption of Obligations.

     Assignee hereby assumes and agrees to pay all of the debts and liabilities and perform all of the obligations of Assignor which are to be paid or performed by Assignor under each of the Funding Agreements from and after the date hereof, including, but not limited to, the due and punctual payment of all amounts due under the Funding Agreements and performance of every covenant which Assignor is obligated to perform thereunder.

                             Exhibit 10.2


     4.   Binding Nature of Agreement and Assignment.

     This Agreement and Assignment shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns, except that no party may assign or transfer its rights or obligations hereunder without the prior written consent of all other parties hereto.

     5.   Entire Agreement.

     This Agreement and Assignment contains the entire agreement and understanding between the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements, understandings, inducements and conditions, express or implied, oral or written, of any nature whatsoever with respect to the subject matter hereof. The express terms hereof control and supersede any course of performance and/or usage of the trade inconsistent with any of the terms hereof. This Agreement and Assignment may not be modified or amended other than by an agreement in writing.

     6.   Controlling Law.

     This Agreement and Assignment and all questions relating to its validity, interpretation, performance and enforcement, shall be governed by and construed, interpreted and enforced in accordance with the laws of the State of Arizona, notwithstanding any conflict-of-law provisions or decisions to the contrary.

     7.   Schedule.

     The Schedule to this Agreement and Assignment referred to herein is hereby incorporated by reference into, and made a part of, this Agreement and Assignment.

                                  2
                               Exhibit 10.2


     8.   Indulgences, Not Waivers.

     Neither the failure nor any delay on the part of a party to exercise any right, remedy, power or privilege under this Agreement and Assignment shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power or privilege preclude any other or further privilege, nor shall any waiver of any right, remedy, power or privilege with respect to any occurrence be construed as a waiver of such right, remedy, power or privilege with respect to any other occurrence. No waiver shall be effective unless it is in writing and is signed by the party asserted to have granted such waiver.

     9.   Titles Not to Affect Interpretation.

     The titles of paragraphs and subparagraphs contained in this Agreement and Assignment are for convenience only, and they neither form a part of this Agreement and Assignment nor are they to be used in the construction or interpretation hereof.

                                3
                           Exhibit 10.2


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement and Assignment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.


                              ASSIGNOR:

                              AMERICAN     SOUTHWEST    FINANCIAL
                              CORPORATION, an Arizona corporation


                              By:/s/ Michael H. Feinstein
                              Name: Michael H. Feinstein

                              Its: Acting President, Executive Vice President
                                   and Chief Operating Officer


                              ASSIGNEE:

                              AMERICAN  SOUTHWEST   FINANCE  CO.,
                              INC., an Arizona corporation


                              By:/s/ Michael H. Feinstein
                              Name: Michael H. Feinstein

                              Its: Acting President, Executive Vice President
                                   and Chief Operating Officer

                                 4
                             Exhibit 10.2


                            SCHEDULE A

                        Funding Agreements

     1. Funding Agreement dated as of December 31, 1985 between American Southwest Financial Corporation and KBASW Mortgage Acceptance Corporation, which Funding Agreement relates to American Southwest Financial Corporation's Mortgage-Collateralized Bonds, Series R.

     2.   Funding Agreement  dated as of October  1, 1986 between
American Southwest Financial Corporation and KBASW Mortgage Acceptance Corporation, which Funding Agreement relates to American Southwest Financial Corporation's Mortgage-Collateralized Bonds, Series 40.

     3. Funding Agreement dated as of November 1, 1986 between American Southwest Financial Corporation and KBASW Mortgage Acceptance Corporation, which Funding Agreement relates to American Southwest Financial Corporation's Mortgage-Collateralized Bonds, Series 42.

     4.   Funding Agreement  dated as of January  1, 1987 between
American Southwest Financial Corporation and KBASW Mortgage Acceptance Corporation, which Funding Agreement relates to American Southwest Financial Corporation's Mortgage-Collateralized Bonds, Series 43.

     5. Funding Agreement dated as of September 1, 1987 between American Southwest Financial Corporation and KBASW Mortgage Acceptance Corporation, which Funding Agreement relates to American Southwest Financial Corporation's Mortgage-Collateralized Bonds, Series 54.

                                5
                            Exhibit 10.2


       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in Registration Statement No. 2-89316 on Form S-3 of our report dated November 10, 1994 (except for Note 4, as to which the date is November 28, 1994) on the financial statements as of August 31, 1994 and 1993, and for each of the three years in the period ended August 31, 1994 included in the Annual Report on Form 10-K of American Southwest Finance Co., Inc.



                                      KENNETH LEVENTHAL & COMPANY


Phoenix, Arizona
November 28, 1994

                                Exhibit 23.

                        Power of Attorney

              AMERICAN SOUTHWEST FINANCE CO., INC.
KNOW ALL MEN BY THESE PRESENTS that the undersigned directors and officers of American Southwest Finance Co., Inc., an Arizona corporation, hereby constitute and appoint Jon A Grove, Alan Hamberlin and Michael H. Feinstein and each of them, as the true and lawful agents and attorneys-in-fact of the undersigned with full power and authority in said agents and attorneys-in-fact, and each of them, to sign for the undersigned in their respective capacities as directors or officers of American Southwest Finance Co., Inc., the Annual Report on Form 10-K of American Southwest Finance Co., Inc. for the fiscal year ended August 31, 1994 to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Each of the undersigned further hereby confirm all acts taken by such agents and attorneys-in-fact, and each of them, as herein authorized.

Signature                     Title                         Date

/s/ Jon A. Grove              Chairman of the Board         November 23, 1994
Jon A. Grove                    and Director

____________________          Director
G. Thomas Eggebrecht

/s/ Michael H. Feinstein      Director, Acting President,   November 23, 1994
Michael H. Feinstein            Executive Vice President
                                and Chief Operating Officer

/s/ Alan Hamberlin            Director                      November 23, 1994
Alan Hamberlin

/s/ Kirby Korth               Director                      November 23, 1994
Kirby Korth

/s/ Philip Polich             Director                      November 23, 1994
Philip Polich

/s/ J. Larry Sorsby           Director                      November 23, 1994

                              Exhibit 24.