Form 10-Q
period 1994-11-30
AMERICAN SOUTHWEST FINANCE CO INC
filed 1995-01-17
CIK 725349

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 1994

                                      or

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

Number of shares of common stock outstanding as of January 8, 1995:

                   Class A - 15,000        Class B - 34,000


                     AMERICAN SOUTHWEST FINANCE CO., INC.


                                     INDEX



                                                                      Page No.


PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets - November 30, 1994
                       (Unaudited) and August 31, 1994               3

                     Statements of Income - For the three-months
                       ended November 30, 1994 and 1993 (Unaudited)  4

                     Statements of Cash Flows - For the three-
                       months ended November 30, 1994 and 1993
                       (Unaudited)                                   5

                     Notes to Financial Statements (Unaudited)       7


            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                   11


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K               12



                                    PART I.
                             FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     AMERICAN SOUTHWEST FINANCE CO., INC.
                                BALANCE SHEETS

                                    ASSETS
                                                   November 30       August 31
                                                          1994            1994
                                                   (Unaudited)
 Cash and Cash Equivalents                     $        16,646  $      637,473
 Receivables Pursuant to Funding
   Agreements - Notes 2 and 3
     Principal                                       2,333,721
     Interest                                           19,184
 Receivables from Affiliate - Note 5
   Principal                                                         1,270,000
   Interest                                                             14,657
 Other Receivables, primarily refundable
   income taxes                                                          5,783

       Total Assets                            $     2,369,551  $    1,927,913


                         LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities

   Accounts Payable                            $         8,317  $
   Payable to Affiliate - Notes 3 and 5                759,620
       Total Liabilities                       $       767,937  $

 Shareholders' Equity
   Class A Common Stock, $.10 par value;
     100,000 shares authorized; 15,000 shares
     issued and outstanding at November 30, 1994;
     25,000 shares issued and 18,000 shares
 outstanding at August 31, 1994.                         1,500           2,500
   Class B Common Stock, $.10 par value;
     50,000 shares authorized; 34,000 shares
     issued and outstanding at November 30, 1994;
     36,000 shares issued and 35,000 shares
     outstanding at August 31, 1994                      3,400           3,600
   Capital in excess of par value                       88,100         100,200
   Retained earnings                                 1,508,614       1,872,620
                                                     1,601,614       1,978,920
   Less:  Treasury Stock - at cost, Class A
     Common Stock, 7,000 shares and Class B
     Common Stock 1,000 shares at August 31, 1994                       51,007

       Total Shareholders' Equity                    1,601,614       1,927,913

       Total Liabilities and Shareholders'
         Equity                                $     2,369,551  $    1,927,913


The accompanying notes are an integral part of these financial statements.


                     AMERICAN SOUTHWEST FINANCE CO., INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                       For the         For the
                                                  three months    three months
                                                         ended           ended
                                                   November 30     November 30
                                                          1994            1993
 REVENUES

 Interest
   Pursuant to Funding Agreements              $        22,066  $      288,230
   Other - Note 3                                       19,368          25,759
 Other Income                                              103             551
                                                        41,537         314,540
 COSTS AND EXPENSES

 Interest on Bonds                                                     288,230
 Interest on loan from Affiliates - Note 5               5,451
 Other Expenses                                          8,512          15,847
                                                        13,963         304,077

 INCOME BEFORE TAXES                                    27,574          10,463

 Provision for Income Taxes                              6,100           2,000

 NET INCOME                                    $        21,474  $        8,463

 EARNINGS PER SHARE OF CLASS A COMMON
   STOCK - Note 6                              $          1.23  $          .44

 Weighted average number of Class A
   shares outstanding                                   17,440          19,000


The accompanying notes are an integral part of these financial statements.


                     AMERICAN SOUTHWEST FINANCE CO., INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For the         For the
                                                 three months    three months
                                                        ended           ended
                                                  November 30     November 30
                                                         1994            1993

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                    $       21,474   $       8,463

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Amortization of discount on Receivables
       Pursuant to Funding Agreements                                 (10,393)
     Amortization of discount on Bonds
       Payable                                                         10,393
     Increase in Interest Receivable
       Pursuant to Funding Agreements                 (19,184)       (277,837)
     Decrease (Increase) in Receivables from
       Affiliate                                    1,284,657        (705,703)
     Decrease in Other Receivables                      5,783           2,567
     Increase in Interest Payable                                     277,837
     Increase in Accounts Payable                       8,317           8,626

       Total Adjustments                            1,279,573        (694,510)


 Net cash provided by (used in) operating
   activities                                       1,301,047        (686,047)


The accompanying notes are an integral part of these financial statements.


                     AMERICAN SOUTHWEST FINANCE CO., INC.
                       STATEMENTS OF CASH FLOWS (CONT'D)
                                  (Unaudited)

                                                      For the         For the
                                                 three months    three months
                                                        ended           ended
                                                  November 30     November 30
                                                         1994            1993

 CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in Receivables Pursuant to
   Funding Agreements                              (2,342,221)

 Principal Collection of Funding Agreements             8,500

 Net cash used in investing activities             (2,333,721)



 CASH FLOWS FROM FINANCING ACTIVITIES

 Loan from Affiliate                                  759,620
 Acquisition of Class A Treasury Stock               (347,673)
 Acquisition of Class B Treasury Stock                   (100)

 Net cash used in financing activities               (411,847)

 Net decrease in Cash and Cash Equivalents           (620,827)       (686,047)
 Cash and Cash Equivalents at beginning of
   period                                             637,473         722,092

 Cash and Cash Equivalents at end of period    $       16,646   $      36,045



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

 Cash paid for income taxes                    $                $

 Cash paid for interest                        $          597   $


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


                     AMERICAN SOUTHWEST FINANCE CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended August 31, 1994. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1994 are not necessarily indicative of the results that may be expected in future periods.

NOTE 2 -    ORGANIZATION AND OTHER MATTERS
Organization
      American Southwest Finance Co., Inc. (the "Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company last issued a Series of Bonds in July 1987 and redeemed all of its then outstanding Bonds in February 1994. The Bonds were collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). The Company's Articles of Incorporation limit the Company's business activities to those related to the issuance of Bonds.

      On the closing of a Series of Bonds issued by the Company, the Company applied the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the securing such Series of Bonds or to fund loans to participating finance companies ("Finance Companies") pursuant to funding agreements ("Funding Agreements") (defined in Note 3).

NOTE 3 -    FUNDING AGREEMENTS
      The Company and each participating Finance Company entered into a Funding Agreement with respect to each Series of Bonds pursuant to which the Finance Company borrowed and the Company loaned all or a portion of the proceeds from the sale of the Bonds of such Series. All Funding Agreement receivables were collected in February 1994. However, on October 26, 1994, the Company purchased as an investment from its affiliate, American Southwest Financial Corporation ("ASFC"), ASFC's rights and obligations in and to certain Funding Agreements that ASFC owned free and clear of any Bond obligations. The purchase price, which was equal to ASFC's carrying amount (par value of the Funding Agreements), included principal of $2,342,221 and accrued interest of $26,440. The Company paid $607,153 in cash, eliminated its receivable from ASFC in the amount of $1,276,741 including accrued interest to October 26, 1994 (included in other interest income) and signed an unsecured note to ASFC in the amount of $484,767 which bears interest at prime as published in the Wall Street Journal. The weighted average rate of the Funding Agreements at the purchase date was 9.715%.

NOTE 4 -    TREASURY STOCK
      The Company  acquired 3,000 shares  of Class A  Common Stock  from three shareholders during the three-month period ended November 30, 1994, and retired those shares along with 7,000 Class A shares held at August 31, 1994. The Company also acquired 1,000 shares of Class B Common Stock from another shareholder, and retired those shares along with 1,000 Class B shares held at August 31, 1994. At November 30, 1994, the Company had no treasury stock holdings.

NOTE 5 -    RELATED PARTY TRANSACTIONS
      During the three-month period ended November 30, 1994, advances to affiliates were eliminated as part of the Company's acquisition of Funding Agreements from ASFC (see Note 3). As part of that transaction, however, the Company signed an unsecured note to ASFC which bears interest at prime as published in the Wall Street Journal. Additional funds were borrowed from ASFC pursuant to unsecured notes bearing interest at prime as published in the Wall Street Journal for the Company's treasury stock acquisitions. At November 30, 1994, the principal balance owed to ASFC was $754,767 plus accrued interest of $4,853. The prime rate at November 30, 1994, was 8.5%.

      On November 30, 1994 the Company was acquired by American Southwest Holdings, Inc. ("Holdings") in conjunction with a tax free exchange by the Company's Class A shareholders of 100% of the Company's Class A Common Stock, together with 100% of Class A Common Stock of ASFC and American Southwest Affiliated Companies, for shares of Class A Common Stock of Holdings. As a result of the change in shareholder ownership the Company changed from an August 31 fiscal year end to a December 31 calendar year end. The change will facilitate both financial and tax reporting in the future.

NOTE 6 -    EARNINGS PER SHARE
      Earnings per share calculations are based on the weighted average number of Class A common shares outstanding, since voting and dividend rights are limited to the Class A shareholder. Class B shareholders' rights are limited to a return of capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to the Class A shareholder as dividends prior to such dissolution.

NOTE 7 -    SUBSEQUENT EVENTS
      On December 30, 1994, the Company sold its investment in Funding Agreements (see Notes 3 and 5) for cash. The Company acquired a 100% interest in two corporations which previously were owned by an affiliate. These two entities, Westam Mortgage Financial Corporation and American Southwest Financial Securities Corporation are both issuers of mortgage backed securities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
      The Company was organized for the purpose of issuing various Series of Bonds to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company's Articles of Incorporation limit the Company's business activities to those related to the issuance of Bonds. The Company last issued a Series of Bonds in July 1987 and redeemed all of its then outstanding Bonds in February 1994.
Results of Operations
      The Company's net income for the three-month period ended November 30, 1994, increased compared to the three-month period ended November 30, 1993. Net income for the current period resulted primarily from interest income pursuant to the Funding Agreements acquired during the quarter. Net income for the 1993 period presented resulted primarily from other interest since the interest income pursuant to Funding Agreements was completely offset by the interest expense on the Bonds.
      Included in other interest income is interest earned on the Company's cash and cash equivalents and advances to affiliates. Income from these sources dropped slightly as a result of the Company's investment in the Funding Agreements, as well as the collection of receivables from affiliates.
      Other expenses are primarily professional fees resulting from normal business operations.
Liquidity and Capital Resources
      At November 30, 1994, the Company had cash and cash equivalents of $16,646. The Company utilized its cash during the quarter to purchase its investment in Funding Agreements.


                     AMERICAN SOUTHWEST FINANCE CO., INC.

                                    PART II

                               OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits:  None.

      (b)   Reports on Form 8-K:

            The Company filed reports on Form 8-K on the following date:

            1.   Form 8-K  filed on December 9, 1994  reporting pursuant to
                   Item 5 of the Form 8-K the change in fiscal year from August 31 to December 31.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     AMERICAN SOUTHWEST FINANCE CO., INC.


Date:  January 12, 1995                   /s/  Jeffrey A. Newman
                                          Jeffrey A. Newman
                                          Senior Vice President


Date:  January 12, 1995                   /s/  Richard H. Hackett
                                          Richard H. Hackett
                                          Executive Vice President, Treasurer
                                          and Chief Financial and Accounting
                                          Officer